Form 10-K
period 1993-12-31
JEFFERSON SMURFIT CORP
filed 1994-03-31
CIK 727742

Securities and Exchange Commission
                                               Washington, D.C.  20549

                                                      Form 10-K

                             Annual Report Pursuant to Section 13 or 15(d)
                                    of the Securities Exchange Act of 1934
for the fiscal year ended                  Commission File
December 31, 1993                           Number 0-11951



                                        Jefferson Smurfit Corporation
                      (Exact name of registrant as specified in its charter)


                     Delaware                        36-2931273
(State of incorporation or organization)       (I.R.S. Employer
                                                Identification)


Jefferson Smurfit Centre
8182 Maryland Avenue
St. Louis, Missouri                                     63105
(Address of principal executive offices)              (Zip Code)


                             Registrant's Telephone Number: (314) 746-1100


Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
  Title of each class                   on which registered
15 1/2% Junior Subordinated
Accrual Debentures of Container         The Pacific Stock Exchange
Corporation of America Due 2004

Guarantee of 15 1/2% Junior Subordinated
Accrual Debentures of Container          The Pacific Stock Exchange
Corporation of America Due 2004


Securities to be registered pursuant to Section 12(g) of the Act:
                                                           NONE



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x    No

As of March 15, 1994, none of registrant's voting stock was held by non-affiliates.


As of March 15, 1994, registrant had 1,000 shares of common stock, $.01 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                            JEFFERSON SMURFIT CORPORATION


                                             Annual Report on Form 10-K

                                                  December 31, 1993


                                                  TABLE OF CONTENTS

                                                       PART I
                                                                         Page


Item  1.          Business. . . . . . . . . . . . . . . . . . . . . . . . .1

Item  2.          Properties. . . . . . . . . . . . . . . . . . . . . . . 10

Item  3.          Legal Proceedings . . . . . . . . . . . . . . . . . . . 10

Item  4.          Submission of Matters to a Vote of
                  Security Holders. . . . . . . . . . . . . . . . . . . . 13


                                                       PART II

Item  5.          Market for Registrant's Common Equity and
                  Related Stockholder Matters .  . . . . . . . . . . . .  13

Item  6.          Selected Financial Data . . . . . . . . . . . . . . . . 15

Item  7.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . 17

Item  8.          Financial Statements and Supplementary Data . . . . . . 27

Item  9.          Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure. . . . . . . . . 53


                                                      PART III

Item 10.          Directors and Executive Officers
                  of the Registrant . . . . . . . . . . . . . . . . . . . 53

Item 11.          Executive Compensation. . . . . . . . . . . . . . . . . 60

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management. . . . . . . . . . . . . . . . . . . . . 66

Item 13.          Certain Relationships and Related Transactions. . . . . 67


                                                       PART IV

Item 14.          Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K . . . . . . . . . . . . . . . . 75

                                                       PART I

ITEM 1.  BUSINESS

SUMMARY OF SIGNIFICANT TRANSACTIONS
Jefferson Smurfit Corporation ("JSC") was incorporated in 1976 under the laws of the State of Delaware. JSC is a wholly-owned subsidiary of SIBV/MS Holdings, Inc. ("Holdings"), a corporation formed in connection with the 1989 Transaction (as defined below), 50% of the voting stock of which is owned by Smurfit Packaging Corporation ("Smurfit Packaging") and Smurfit Holdings B.V. ("Smurfit Holdings"). The remaining 50% is owned by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"). Holdings has no operations other than its investment in JSC. MSLEF II is an investment fund formed by Morgan Stanley & Co. Incorporated ("MS&CO."). Smurfit Packaging and Smurfit Holdings are wholly-owned subsidiaries of Smurfit International B.V. ("SIBV"), which is an indirect wholly-owned subsidiary of Jefferson Smurfit Group plc, a corporation organized under the laws of the Republic of Ireland ("JS Group").

Container Corporation of America ("CCA") was incorporated in 1968 under the laws of the State of Delaware. On September 30, 1986, JSC acquired a 50% equity interest in CCA. Prior to September 30, 1986, CCA was a wholly-owned subsidiary of Mobil Corporation.

In December 1989, (i) Holdings acquired the entire equity interest in JSC, (ii) JSC acquired the entire equity interest in CCA, (iii) The Morgan Stanley Leveraged Equity Fund, L.P., a Delaware limited partnership ("MSLEF I"), and certain other private investors, including MS&Co. and certain limited partners of MSLEF I investing in their individual capacities (collectively, the "MSLEF I Group") received $500 million in respect of their shares of CCA common stock and (iv) SIBV received $41.75 per share, or an aggregate of approximately $1.25 billion, in respect of its shares of JSC stock, and the public stockholders received $43 per share of JSC stock. Certain assets of JSC and CCA were also transferred to SIBV or one of its affiliates. Holdings' acquisition of all of the outstanding JSC common stock and CCA's acquisition of the 50% of its common equity owned by the MSLEF I Group are referred to hereafter as the "1989 Transaction". Financing for the 1989 Transaction was provided through borrowings under bank credit facilities, the sale of various debt securities, including $850.0 million of subordinated notes (the "Subordinated Debt") and debentures (the "Secured Notes") sold by CCA which are unconditionally guaranteed by JSC, equity contributions by Holdings and available cash of JSC and CCA.

In August 1992, proceeds from a $231.8 million capital contribution by Holdings and a new $400 million senior secured term loan (the "1992 Credit Agreement") were used to prepay $400 million of the 1989 term loan facility (the "1989 Credit Agreement"), retire $193.5 million accreted value of the Junior Accrual Debentures and prepay $19.1 million aggregate principal amount of the subordinated note due in 1993. The proceeds from the capital contribution and the 1992 Credit Agreement and the prepayments of the 1989 Credit Agreement and the subordinated debt are referred to hereafter as the "1992 Transaction". The 1989 Credit Agreement and the 1992 Credit Agreement are collectively referred to herein as the "Old Bank Facilities".

Holdings is implementing a recapitalization plan (the "Recapitalization Plan") to repay or refinance a substantial portion of its indebtedness in order to improve operating and financial flexibility by (i) reducing the level and overall cost of debt, (ii) extending maturities of indebtedness, (iii) increasing stockholders' equity and (iv) increasing its access to capital markets. In the first quarter of 1994, Holdings filed a registration statement with the Securities and Exchange Commission (the "SEC") for an offering of 17,250,000 shares of common stock (the "Equity Offerings"). In addition, CCA filed a registration statement with the SEC for an offering of $300 million aggregate principal amount of Series A Senior Notes due 2004 (the "Series A Senior Notes") and $100 million aggregate principal amount of Series B Senior Notes due 2002 (the "Series B Senior Notes"). The Series A Senior Notes and the Series B Senior Notes are referred to herein as the "Senior Notes" or the "Debt Offerings". The Equity Offerings and the Debt Offerings are collectively referred to herein as the "Offerings". The Recapitalization Plan includes, among other things, (i) the Offerings, (ii) the sale of $100 million of Common Stock to SIBV (or a corporate affiliate) (the "SIBV Investment") and (iii) a new credit agreement by JSC and CCA (the "New Credit Agreement") consisting of a $450 million revolving credit facility (the "New Revolving Credit Facility"), a $300 million term loan (the "Initial Term Loan") and a $900 million delayed term loan (the "Delayed Term Loan" and, together with the Initial Term Loan, the "New Term Loans"). Proceeds of the Recapitalization Plan, exclusive of the Delayed Term Loan, will be used to refinance all of the Company's indebtedness under the 1989 and 1992 Credit Agreements and the Secured Notes. The applications of borrowings under the Delayed Term Loan shall be used to redeem or repurchase the Subordinated Debt on approximately December 1, 1994 (the "Subordinated Debt Refinancing").

Prior to the date on which the Registration Statements are declared effective by the SEC, Holdings intends to change its name to "Jefferson Smurfit Corporation" and JSC intends to change its name to "Jefferson Smurfit Corporation (U.S.)". All references in this 10-K to the "Company" or to "JSC" refer to the corporation currently named Jefferson Smurfit Corporation and, when the context requires, its consolidated subsidiaries. All references in this 10-K to "Holdings" refer to the corporation currently named SIBV/MS Holdings, Inc.


GENERAL

The predecessor to the Company was founded in 1974 when JS Group, a worldwide leader in the packaging products industry, commenced operations in the United States by acquiring 40% of a small paperboard and packaging products company. The remaining 60% of that company was acquired by JS Group in 1977, and in 1978 net sales were $42.9 million. The Company implemented a strategy to build a fully integrated, broadly based, national packaging business, primarily through acquisitions, including Alton Box Board Company in 1979, the paperboard and packaging divisions of Diamond International Corporation in 1982, 80% of Smurfit Newsprint Corporation ("SNC") in 1986 and 50% of CCA in 1986. The Company financed its acquisitions by using leverage and, in several cases, utilized joint venture financing whereby the Company eventually obtained control of the acquired company. While no major acquisition has been made since 1986, the Company has made 18 smaller acquisitions and started up five new facilities which had combined sales in 1993 of $280.3 million. JSC was formed in 1983 to consolidate the operations of the Company, and today the Company ranks among the industry leaders in its two business segments, Paperboard/Packaging Products and Newsprint. In 1993, the Company had net sales of $2.9 billion, achieving a compound annual sales growth rate of 32.6% for the period since 1978.

The Company believes it is one of the nation's largest producers of paperboard and packaging products and is the largest producer of recycled paperboard and recycled packaging products. In 1993, the Company's system of 16 paperboard mills produced 1,840,000 tons of virgin and recycled containerboard, 829,000 tons of coated and uncoated recycled boxboard and solid bleached sulfate ("SBS") and 206,000 tons of recycled cylinderboard, which were sold to the Company's own converting operations or to third parties. The Company's converting operations consist of 52 corrugated container plants, 18 folding carton plants, and 16 industrial packaging plants located across the country, with three plants located outside the U.S. In 1993, the Company's container plants converted 1,942,000 tons of containerboard, an amount equal to approximately 105.5% of the amount it produced, its folding carton plants converted 542,000 tons of SBS, recycled boxboard and coated natural kraft, an amount equal to approximately 65.4% of the amount it produced, and its industrial packaging plants converted 123,000 tons of recycled cylinderboard, an amount equal to approximately 59.7% of the amount it produced. The Company's Paperboard/Packaging Products segment contributed 91.6% of the Company's net sales in 1993.

The Company's paperboard operations are supported by its reclamation division, which processed or brokered 3.9 million tons of wastepaper in 1993, and by its timber division which manages approximately one million acres of owned or leased timberland located in close proximity to its virgin fibre mills. The paperboard/packaging products operations also include 14 consumer packaging plants.

In addition, the Company believes it is one of the nation's largest producers of recycled newsprint. The Company's Newsprint segment includes two newsprint mills in Oregon, which produced 615,000 tons of recycled newsprint in 1993, and two facilities that produce Cladwood, a construction material produced from newsprint and wood by-products. The Company's newsprint mills are also supported by the Company's reclamation division.


PRODUCTS

PAPERBOARD/PACKAGING PRODUCTS SEGMENT

CONTAINERBOARD AND CORRUGATED SHIPPING CONTAINERS
The Company's containerboard operations are highly integrated.
Tons of containerboard produced and converted for the last three years were:

                                                                       1991           1992           1993
                                                                                    (Ton in thousands)
   Containerboard
       Production                                                     1,830          1,918          1,840
       Consumption                                                    1,813          1,898          1,942

The Company's mills produce a full line of containerboard, including unbleached kraft linerboard, mottled white linerboard and recycled medium.

The Company believes it is the nation's largest producer of mottled white linerboard, the largest producer of recycled medium and the fifth largest producer of containerboard. Unbleached kraft linerboard is produced at the Company's mills located in Fernandina Beach and Jacksonville, Florida and mottled white linerboard is produced at its Brewton, Alabama mill.
Recycled medium is produced at the Company's mills located in Alton, Illinois, Carthage, Indiana, Circleville, Ohio and Los Angeles, California. In 1993, the Company produced 1,018,000, 315,000 and 507,000 tons of unbleached kraft linerboard, mottled white linerboard and recycled medium, respectively.

Large capital investment is required to sustain the Company's containerboard mills, which employ state of the art computer controlled machinery in their manufacturing processes. During the last five years, the Company has invested approximately $246 million to enhance product quality, reduce costs, expand capacity and increase production efficiency, as well as make required improvements to stay in compliance with environmental regulations. Major capital projects completed in the last five years include (i) a rebuild of Jacksonville's linerboard machine to produce high performance, lighter weight grades now experiencing higher demand,
(ii) modifications to Brewton's mottled white machine to increase run speed by 100 tons per day and (iii) a project to reduce sulfur emissions from the Fernandina Beach linerboard mill. A key strategy for the next few years will be to reduce wood cost at its virgin fibre mills by modifying methods of woodchip production and handling, utilizing random length roundwood forms and continuing to pursue forest management practices designed to enhance timberland productivity.

The Company's sales of containerboard in 1993 were $670.6 million (including $384.1 million of intracompany sales). Sales of containerboard to its 52 container plants are reflected at prices based upon those published by Official Board Markets which are generally higher than those paid by third parties except in exchange contracts.

The Company believes it is the third largest producer of corrugated shipping containers in the U.S. Corrugated shipping containers, manufactured from containerboard in converting plants, are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture, and for many other applications, including point of purchase displays. The Company stresses the value added aspects of its corrugated containers, such as labeling and multi-color graphics, to differentiate its products and respond to customer requirements. The Company's container plants serve local customers and large national accounts and are located nationwide, generally in or near large metropolitan areas. The Company's total sales of corrugated shipping containers in 1993 were $1,175.7 million (including $81.1 million of intracompany sales). Corrugated shipping container sales volumes for 1991, 1992 and 1993 were 25,178, 26,593 and 27,268 million square feet, respectively.

RECYCLED BOXBOARD, SBS AND FOLDING CARTONS
The Company's recycled boxboard, SBS and folding carton operations are also integrated. Tons of recycled boxboard and SBS produced and converted for the last three years were:

                                               1991       1992       1993
                                                      (Tons in thousands)
   Recycled Boxboard and SBS
     Production                                 826        832        829
     Consumption                                561        551        542

The Company's mills produce recycled coated and uncoated boxboard and SBS. The Company believes it is the nation's largest producer of coated recycled boxboard, made from 100 percent recycled fibre, which offers comparable quality to virgin boxboard for most applications. The Company also believes that its premium-priced
SBS offers a high quality product for packaging applications.

Coated recycled boxboard is produced at the Company's mills located in Middletown, Ohio, Philadelphia, Pennsylvania, Santa Clara,
California and Wabash, Indiana. The Company produces uncoated recycled boxboard at its Los Angeles, California mill and SBS at its Brewton, Alabama mill. The Company believes its coated recycled boxboard, known as MASTERCOAT, is recognized in the industry for its high quality and extensive range of grades and calipers. The Brewton machine produces four basic grades of SBS including MASTERPRINT, which is ideally suited for converting into folding cartons and related end uses, MASTERSEAL and MASTERVAC, which are used for visual carded packaging that facilitates merchandising at the point of sale, and MASTERWITE, which is designed for intricately printed and die-cut greeting cards and other specialty uses. In 1993, the Company produced 653,000 and 176,000 tons of recycled boxboard and SBS, respectively. The
Company's total sales of recycled boxboard and SBS in 1993 were $409.7 million (including $197.2 million of intracompany sales).

The Company believes it is the nation's largest producer of folding cartons, offering a broad range of converting capabilities, including web and sheet litho, rotogravure and flexo printing and a full line of structural and design graphics services. The
Company's 18 folding carton plants convert recycled boxboard and SBS, including approximately 49% of the boxboard and SBS produced by the Company, into folding cartons. Folding cartons are used primarily to protect customers' products while providing point of purchase advertising. The Company makes folding cartons for a wide variety of applications, including food and fast foods, detergents, paper products, beverages, health and beauty aids and other consumer products. Customers range from small local accounts to large national and multinational accounts. The Company's folding carton plants are located nationwide, generally in or near large metropolitan areas. The Company's sales of folding cartons in 1993 were $648.2 million (including $2.2 million of intracompany sales).
Folding carton sales volumes for 1991, 1992 and 1993 were 482,000, 487,000 and 475,000 tons, respectively.

The Company has focused its capital expenditures in these operations and its marketing activities to support a strategy of enhancing product quality as it relates to packaging graphics, increasing flexibility while reducing customer response time and assisting customers in innovating package designs.

The Company provides marketing consultation and research activities through its Design and Market Research (DMR) Laboratory. It provides customers with graphic and product design tailored to the specific technical requirements of lithographic, rotogravure and flexographic printing, as well as photography for packaging, sales promotion concepts, and point of purchase displays.

RECYCLED CYLINDERBOARD AND INDUSTRIAL PACKAGING
The Company's recycled cylinderboard and industrial packaging operations are also integrated. Tons of recycled cylinderboard produced and converted for the last three years were:

                                                                       1991           1992           1993
                                                                                    (Tons in thousands)
   Recycled Cylinderboard
       Production                                                       196            213            206
       Consumption                                                      102            120            123

The Company's recycled cylinderboard mills are located in: Tacoma, Washington, Monroe, Michigan (2 mills), Lafayette, Indiana, and Cedartown, Georgia. In 1993, total sales of recycled cylinderboard were $61.8 million (including $17.9 million of intracompany sales).


The Company's 16 industrial packaging plants convert recycled cylinderboard, including a portion of the recycled cylinderboard produced by the Company, into papertubes and cores. Papertubes and cores are used primarily for paper, film and foil, yarn carriers and other textile products and furniture components. The Company also produces solid fibre partitions for the pharmaceutical, electronics, cosmetics and plastics industries. In addition, the Company produces a patented self-locking partition especially suited for automated packaging and product protection. The Company believes it is the nation's third largest producer of tubes and cores. The Company's industrial packaging sales in 1993 were $88.1 million (including $1.6 million in intracompany sales).

CONSUMER PACKAGING
The Company manufactures a wide variety of consumer packaging products. These products include flexible packaging, printed paper labels, foil labels, and labels that are heat transferred to plastic containers for a wide range of industrial and consumer product applications. The contract packaging plants provide cartoning, bagging, liquid- or powder-filling, high-speed overwrapping and fragranced advertising products. The Company produces high-quality rotogravure cylinders and has a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries. The Company also designs, manufactures and sells custom machinery including specialized machines that apply labels to customers' packaging. The Company currently has 14 facilities including the engineering service center referred to below and has improved their competitiveness by installing state-of-the-art production equipment.

In addition, the Company has an engineering services center, specializing in automated production systems and highly specialized machinery, providing expert consultation, design and equipment fabrication for consumer and industrial products manufacturers, primarily from the food, beverage and medical products industries.

Total sales of consumer packaging products and services were $179.8 million (including $15.1 million of intracompany sales).

RECLAMATION OPERATIONS; FIBRE RESOURCES AND TIMBER PRODUCTS
The raw materials essential to the Company's business are reclaimed fibre from wastepaper and wood, in the form of logs or chips. The Brewton, Circleville, Jacksonville and Fernandina mills use primarily wood fibres, while the other paperboard mills use reclaimed fibre exclusively. The newsprint mills use approximately 45% wood fibre and 55% reclaimed fibre.

The Company believes it is the nation's largest processor of wastepaper. The use of recycled products in the Company's operations begins with its reclamation division which operates 26 facilities that collect, sort, grade and bale wastepaper, as well as collect aluminum and glass. The reclamation division provides valuable fibre resources to both the paperboard and newsprint segments of the Company as well as to other producers. Many of the reclamation facilities are located in close proximity to the Company's recycled paperboard and newsprint mills, assuring availability of supply, when needed, with minimal shipping costs. In 1993, the Company processed 3.9 million tons of wastepaper, which the Company believes is approximately twice the amount of wastepaper processed by its closest competitor. The amount of wastepaper collected and the proportions sold internally and externally by the Company's reclamation division for the last three years were:

                                                 1991       1992       1993
                                                     (Tons in thousands)
Wastepaper collected by Reclamation Division    3,666      3,846     3,907
       Percent sold internally                  49.7%      49.7%     48.8%
       Percent sold to third parties            50.3%      50.3%     51.2%

The reclamation division also operates a nationwide brokerage system whereby it purchases and resells wastepaper (including wastepaper for use in its recycled fibre mills) on a regional and national contract basis. Such contracts provide bulk purchasing, resulting in lower prices and cleaner wastepaper. Total sales of recycled materials for 1993 were $242.9 million (including $120.8 million of intracompany sales).

During 1993, the wastepaper which was reclaimed by the Company's reclamation plants and brokerage operations satisfied all of the Company's mill requirements for reclaimed fibre.

The Company's timber division manages approximately one million acres of owned and leased timberland. In 1993, approximately 53% of the timber harvested by the Company was used in its Jacksonville, Fernandina and Brewton Mills. The Company harvested 808,000 cords of timber which would satisfy approximately 32% of the Company's requirements for woodfibres. The Company's woodfibre requirements not satisfied internally are purchased on the open market or under long-term contracts. In the past, the Company has not experienced difficulty obtaining an adequate supply of wood through its own operations or open market purchases. The Company is not aware of any circumstances that would adversely affect its ability to satisfy its wood requirements in the foreseeable future. In recent years, a shortage of wood fibre in the spotted owl regions in the Northwest has resulted in increases in the cost of virgin wood fibre. However, the Company's use of reclaimed fibre in its newsprint mills has mitigated the effect of this in significant part.

In 1993, the Company's total sales of timber products were $227.8 million (including $185.1 million of intracompany sales).

NEWSPRINT SEGMENT

NEWSPRINT MILLS
The Company believes it is one of the largest producer of recycled newsprint and the fourth largest producer overall of newsprint in the United States. The Company's newsprint mills are located in Newberg and Oregon City, Oregon. During 1991, 1992 and 1993, the Company produced 614,000, 615,000 and 615,000 tons of newsprint, respectively. In 1993, total sales of newsprint were $219.5 million (none of which were intracompany sales).

For the past three years, an average of approximately 56% of the Company's newsprint production has been sold to The Times Mirror Company ("Times Mirror") pursuant to a long-term newsprint agreement (the "Newsprint Agreement") entered into in connection with the Company's acquisition of SNC stock in February 1986.
Under the terms of the Newsprint Agreement, the Company supplies newsprint to Times Mirror generally at prevailing West Coast market prices. Sales of newsprint to Times Mirror in 1993 amounted to $115.2 million.

CLADWOOD
Cladwood is a wood composite panel used by the housing industry, manufactured from sawmill shavings and other wood residuals and overlayed with recycled newsprint. The Company has two Cladwood plants located in Oregon. Total sales for Cladwood in 1993 were $29.1 million ($.5 million of which were intracompany sales).

MARKETING

The marketing strategy for the Company's mills is to maximize sales of products to manufacturers located within an economical shipping area. The strategy in the converting plants focuses on both specialty products tailored to fit customers' needs and high volume sales of commodity products. The Company also seeks to broaden the customer base for each of its segments rather than to concentrate on only a few accounts for each plant. These objectives have led to decentralization of marketing efforts, such that each plant has its own sales force, and many have product design engineers, who are in close contact with customers to respond to their specific needs. National sales offices are also maintained for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant because of production capacity and equipment requirements.

COMPETITION

The paperboard and packaging products markets are highly competitive and are comprised of many participants. Although no single company is dominant, the Company does face significant competitors in each of its businesses. The Company's competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which the Company competes are particularly sensitive to price fluctuations as well as other competitive factors including design, quality and service, with varying emphasis on these factors depending on product line. The market for the Newsprint segment is also highly competitive.

BACKLOG

Demand for the Company's major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. The
Company does not have a significant backlog of orders, as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT

The Company's research and development center works with its manufacturing and sales operations, providing state-of-the-art technology, from raw materials supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services.

The Company actively pursues applications for patents on new inventions and designs and attempts to protect its patents against infringement. Nevertheless, the Company believes that its success and growth are dependent on the quality of its products and its relationships with its customers, rather than on the extent of its patent protection. The Company holds or is licensed to use certain patents, but does not consider that the successful continuation of any important phase of its business is dependent upon such patents.

EMPLOYEES

Subsequent to closure in early 1994 of three container plants, two folding carton plants and one recycled boxboard mill, the Company had approximately 16,600 employees at March 1, 1994, of which approximately 11,300 employees (68%), are represented by collective bargaining units. The expiration date of union contracts for the Company's major facilities are as follows: the Alton mill, expiring June 1994; the Newberg mill, expiring March 1995; the Oregon City mill, expiring March 1997; the Brewton mill, expiring October 1997; the Fernandina mill, expiring June 1998; a group of 12 properties, including 4 paper mills and 8 corrugated container plants, expiring June 1998; and the Jacksonville mill, expiring June 1999. The Company believes that its employee relations are generally good and is currently in the process of bargaining with unions representing production employees at a number of its other operations.

ITEM 2.  PROPERTIES

The Company's properties at December 31, 1993 are summarized in the table below. The table reflects the previously mentioned closure in early 1994 of three container plants, two folding carton plants and one recycled boxboard mill, but does not reflect the additional closures contemplated by the Restructuring Program. Approximately 62% of the Company's investment in property, plant and equipment is represented by its paperboard and newsprint mills.

                                                                                  Number
                                                                                    of                  State
                                                                                Facilities            Locations

Paperboard mills:
  Containerboard mills                                                                  7                       6
  Boxboard mills                                                                        4                       4
  Cylinderboard mills                                                                   5                       4
Newsprint mills                                                                         2                       1
Reclamation plants                                                                     26                      12
Converting facilities:
  Corrugated container plants                                                          52                      22
  Folding carton plants                                                                18                      10
  Industrial packaging plants                                                          16                      11
Consumer packaging plants                                                              14                       9
Cladwood plants                                                                        2                       1
Wood product plants                                                                     1                       1
        Total                                                                         147                      28

In addition to its manufacturing facilities, the Company owns and leases approximately 758,000 acres and 226,000 acres of timberland, respectively, and also operates wood harvesting facilities.

ITEM 3.  LEGAL PROCEEDINGS

Litigation
In May 1993, CCA received a notice of default on behalf of Otis B. Ingram, as executor of the estate of Naomi M. Ingram, and Ingram-LeGrand Lumber Company with respect to certain timber purchase agreements and timber management agreements between CCA and such parties dated November 22, 1967 pertaining to approximately 30,000 acres of property in Georgia (the "Agreements"). In June 1993, CCA filed suit against such parties in the United States District Court, Middle District of Georgia, seeking declaratory and injunctive relief and damages in excess of $3 million arising out of the defendants' alleged breach and anticipatory repudiation of the Agreements. The defendants have filed an answer and counterclaim seeking damages in excess of $14 million based on allegations that CCA breached the Agreements and failed to pay for timber allegedly stolen or otherwise removed from the property by CCA or third parties. The alleged thefts of timber are being investigated by the Georgia Bureau of Investigation, which has advised CCA that it is not presently a target of this investigation. CCA has filed a third-party complaint against Keadle Lumber Enterprises, Inc. seeking indemnification with respect to such alleged thefts and has filed a reply to the defendants' counterclaims denying the allegations and any liability to the defendants. Management does not believe that the outcome of this litigation will have a material adverse effect on the Company's financial condition or operations.

The Company is a defendant in a number of other lawsuits which have arisen in the normal course of business. While any litigation has an element of uncertainty, the management of the Company believes that the outcome of such suits will not have a material adverse effect on its financial condition or operations.


Environmental Matters
Federal, state and local environmental requirements, particularly relating to air and water quality, are a significant factor in the Company's business. The Company employs processes in the manufacture of pulp, paperboard and other products, resulting in various discharges and emissions that are subject to numerous federal, state and local environmental control statutes, regulations and ordinances. The Company operates and expects to operate under permits and similar authorizations from various governmental authorities that regulate such discharges and emissions.

Occasional violations of permit terms have occurred from time to time at the Company's facilities, resulting in administrative actions, legal proceedings or consent decrees and similar arrangements. Pending proceedings include the following:

   In March 1992, JSC entered into an administrative consent order with the Florida Department of Environmental Regulation to carry out any necessary assessment and remediation of JSC-owned property in Duval County, Florida that was formerly the site of a sawmill that dipped lumber into a chemical solution.
   Assessment is on-going, but initial data indicates soil and groundwater contamination that may require nonroutine remediation. Management believes that the probable costs of this site, taken alone or with potential costs at other Company-owned properties where some contamination has been found, will not have a material adverse effect on its financial condition or operations.

   In February 1994, JSC entered into a consent decree with the State of Ohio in full satisfaction of all liability for alleged violations of applicable standards for particulate and opacity emissions with respect to two coal-fired boilers at its Lockland, Ohio recycled boxboard mill (which has been permanently closed as part of the Company's restructuring program), and is required to pay $122,000 in penalties and enforcement costs pursuant to such consent decree. The United States Environmental Protection Agency has also issued a notice of violation with respect to such emissions, but has informally advised JSC's counsel that no Federal enforcement is likely to commenced in light of the settlement with the State of Ohio.

The Company also faces potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and analogous state laws, regardless of fault or the legality of the original disposal. The Company has received notice that it is or may be a PRP at a number of federal and/or state sites where remedial action may be required, and as a result may have joint and several liability for cleanup costs at such sites. However, liability of CERCLA sites is typically shared with the other PRPs and costs are commonly allocated according to relative amounts of waste deposited.
Because the Company's relative percentage of waste deposited at the majority of these sites is quite small, management of the Company believes that its probable liability under CERCLA, taken on a case by case basis or in the aggregate, will not have a material adverse effect on its financial condition or operations. Pending CERCLA proceedings include the following:

   In January 1990, CCA filed a motion for leave to intervene and for modification of the consent decree in United States v. General Refuse Services, a case pending in the United States District Court for the Southern District of Ohio. CCA contends that it should be allowed to participate in the proposed consent decree, which provides for remediation of alleged releases or threatened releases of hazardous substances at a site in Miami County, near Troy, Ohio, according to a plan approved by the United States Environmental Protection Agency, Region V (the "Agency"). The Court granted CCA's motion to intervene in this litigation, but denied CCA's motion for an order denying entry of the consent decree. Consequently, the consent decree has been entered without CCA's being included as a party to the decree, meaning that CCA may have some exposure to potential claims for contribution to remediation costs incurred by other participants and for non-reimbursed response costs incurred by the Agency, which costs are reported by the Agency as $3.4 million as of February 1994. CCA's appeal of the Court's decision to the Sixth Circuit Court of Appeals is pending.

   In December 1991, the United States filed a civil action against CCA in United States District Court, Southern District of Ohio, to recover its unreimbursed costs at the Miami County site, and CCA subsequently filed a third-party complaint against certain entities that had joined the original consent decree. In October 1993, the United States filed an additional suit against CCA in the same court seeking injunctive relief and damages up to $25,000 per day from March 27, 1989 to the present, based on CCA's alleged failure to properly respond to the Agency's document and information requests in connection with this site. In July 1993, counsel for CCA was advised by the Office of the United Stated Attorney, Northern District of Illinois that a criminal inquiry is also underway relating to CCA's responses to the Agency's document and information requests. CCA is investigating the circumstances regarding its responses, and is pursuing settlement with respect to all matters relating to the Miami County Site.

   CCA has paid approximately $768,000 pursuant to two partial consent decrees entered into in 1990 and 1991 with respect to clean-up obligations at the Operating Industries site in Monterey Park, California. It is anticipated that there will be further remedial measures beyond those covered by these partial settlements.

In addition to other Federal and State laws regarding hazardous substance contamination at sites owned or operated by the Company, the New Jersey Industrial Site Recovery Act ("ISRA") requires that a "Negative Declaration" or a "Cleanup Plan" be filed and approved by the New Jersey Department of Environmental Protection and Energy ("DEPE") as a precondition to the "transfer" of an "industrial establishment". The ISRA regulations provide that a transferor may close a transaction prior to the DEPE's approval of a negative declaration if the transferor enters into an administrative consent order with the DEPE. The Company is currently a signatory to administrative consent orders with respect to two formerly leased or owned industrial establishments and has recently closed a facility and received a negative declaration with respect thereto. Management believes that any requirements that may be imposed by the DEPE with respect to these sites will not have a materially adverse effect on the financial condition or operations of the Company.

The Company's paperboard and newsprint mills are large consumers of energy, using either natural gas or coal. Approximately 67% of the Company's total paperboard tonnage is produced by mills which have coal-fired boilers. The cost of energy is dependent, in part, on environmental regulations concerning sulfur dioxide and particulate emissions.

Because various pollution control standards are subject to change, it is not possible at this time to predict the amount of capital expenditures that will ultimately be required to comply with future standards. In particular, the United States Environmental Protection Agency has proposed a comprehensive rule governing the pulp, paper and paperboard industry, which could require substantial compliance expenditures on the part of the Company.
For the past three years, the Company has spent an average of approximately $10 million annually on capital expenditures for environmental purposes. Further sums may be required in the future, although, in the opinion of management, such expenditures will not have a material effect on its financial condition or results of operations. The amount budgeted for such expenditures for fiscal 1994 is approximately $10 million. Since the Company's competitors are, or will be, subject to comparable pollution control standards, including the proposed rule discussed above, if implemented, management is of the opinion that compliance with future pollution standards will not adversely affect the Company's competitive position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the registrant during the fourth quarter of 1993.


                                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
         MATTERS

MARKET INFORMATION
CCA is an indirect wholly-owned subsidiary of JSC. All of the outstanding common stock of JSC ("JSC Common Stock") is owned by Holdings. As a result, there is no established public market for either the JSC Common Stock or the common stock of CCA ("CCA Common Stock").

DIVIDENDS
In connection with the 1989 Transaction, the number of outstanding shares of JSC Common Stock was reduced from 38,557,721 to 1,000.
There have been no dividends  on the JSC Common Stock or the CCA
Common Stock since the date of the 1989 Transaction.

Following the consummation of the Offerings, the Senior Notes and the 9.75% Senior Unsecured Notes due 2003 (the "1993 Notes") will allow each of JSC and CCA to pay dividends such that the Company would be able, and permitted thereunder, to pay dividends.
However, the New Credit Agreement and, unless and until the Subordinated Debt Refinancing is consummated, the indentures governing the Subordinated Debt, will prohibit the payment of any dividends by JSC or CCA for the foreseeable future. Delaware law generally requires that dividends are payable only out of a company's surplus or current net profits in accordance with the General Corporation Law of Delaware. Such Delaware law limitations apply to the payment of dividends by JSC and CCA. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant at the time by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
(In millions, except statistical data)

                                        1993            1992             1991             1990           1989<F1>

Summary of Operations
Net sales                              $2,947.6        $2,998.4         $2,940.1          $2,910.9        $2,936.3
Cost of goods sold                      2,573.1         2,499.3          2,409.4           2,296.1         2,275.9
Selling and administrative expenses       239.2           231.4            225.2             218.8           254.9
Restructuring charge                       96.0
Environmental and other charges            54.0
Income (loss) from operations             (14.7)          267.7            305.5             396.0           405.5
Recapitalization expenses                                                                                   (139.2)
Interest expense                         (254.2)         (300.1)          (335.2)           (337.8)         (119.1)
Other, net                                  8.1             5.2               5.4              6.5             8.4
Income (loss) before income taxes,
    equity in earnings (loss) of
    affiliates, minority interests,
    extraordinary item and
    cumulative effect of
    accounting changes                    (260.8)          (27.2)           (24.3)             64.7           155.6
Provision for (benefit from)
    income taxes                           (83.0)           10.0             10.0              35.4            74.0
Equity in earnings (loss)
    of affiliates <F2>                                        .5            (39.9)             (2.2)           11.9
Minority interest in
    SNC                                     (3.2)           (2.7)             2.9               5.3             3.6
    CCA, prior to acquisition                                                                                  24.4
Income (loss) before
    extraordinary item and
    cumulative effect of
    accounting changes                     (174.6)          (34.0)           (77.1)             21.8            65.5
Extraordinary item:
    Loss from early extinguishment
    of debt, net of income tax benefit      (37.8)           (49.8)                            (29.7)
Cumulative effect of accounting
    changes:
    Postretirement benefits                 (37.0)
    Income taxes                             20.5
Net income (loss)                        $ (228.9)       $  (83.8)        $  (77.1)         $   21.8        $   35.8


Other Financial Data
Working capital                           $   40.0        $  105.7         $   76.9          $   60.8        $  156.9
Property, plant and equipment and
    timberland, net                        1,636.0         1,496.5          1,525.9           1,527.3         1,422.3
Total assets                               2,597.1         2,436.4          2,460.1           2,447.9         2,436.7
Long-term debt (excluding
    current maturities)                    2,619.1         2,503.0          2,650.4           2,636.7         2,684.4
Deferred income taxes
    (excluding current portion)              232.2           159.8            158.3             168.6           145.5
Stockholder's deficit                     (1,057.8)         (828.9)          (976.9)           (899.4)         (921.6)
Property and timberland additions            117.4            97.9            118.9             192.0           201.3
Depreciation, depletion and
    amortization                             130.8           134.9            130.0             122.6            94.9

(In millions, except statistical data)

                                              1993           1992             1991          1990              1989<F1>
Other Information (tons in thousands)
Containerboard production (tons)             1,840           1,918          1,830             1,797             1,792
Boxboard production (tons)                     829             832            826               809               816
Newsprint production (tons)                    615             615            614               623               582
Corrugated shipping containers
  sold (tons)                                1,936           1,871          1,768             1,655             1,581
Folding cartons sold (tons)                    475             487            482               455               444
Fibre reclaimed and brokered (tons)          3,907           3,846          3,666             3,547             3,549
Timberland owned or leased
    (thousand acres)                           984             978            978               968               992


[FN]
<F1>    Data for the year ended December 31, 1989, includes CCA's results of operations as if CCA were consolidated with JSC as of January 1, 1989.
<F2>    Equity in earnings (loss) of affiliates in 1991 includes after-tax charges of $29.3 million and $6.7 million for the write-off of the Company's equity investments in Temboard and Company
        Company Limited Partnership, Inc., and PCL Industries Limited, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Industry Conditions

Sales of containerboard and corrugated shipping containers, two of the Company's most important products, are generally subject to changes in industry capacity and cyclical changes in the economy, both of which can significantly impact selling prices and the Company's profitability. Operating rates in the industry during 1992 and 1991 were at high levels relative to demand, which was lower due to the sluggish U.S. economy and a decline in export markets. This imbalance resulted in excess inventories in the industry and lower prices for the Company's containerboard and corrugated shipping container products, which began early in 1991 and continued throughout 1992 and most of 1993. From the first quarter of 1991 through the third quarter of 1993 industry linerboard prices fell from $347 per ton to $295 per ton. During 1993, industry operating rates were lower as many containerboard producers, including the Company, took downtime at containerboard mills to reduce the excess inventories. By the end of the third quarter of 1993, inventory levels had decreased significantly. The lower level of inventories and the stronger U.S. economy provided what the Company believes were improved market conditions late in 1993, enabling the Company and other producers to implement a $25 per ton price increase for linerboard. A further linerboard increase of $30 per ton was implemented by all major integrated containerboard producers, including the Company, effective March 1, 1994.

Newsprint prices have fallen substantially since 1990 due to supply and demand imbalances. During 1991 and 1992, new capacity of approximately 2.0 million tons annually came on line, representing an approximate 12% increase in supply. At the same time, U.S. consumption of newsprint fell, due to declines in readership and ad linage. As prices fell, certain high cost, virgin paper machines, primarily in Canada, representing approximately 1.2 million tons of annual production capacity, were shut down and remained idle during 1993. While supply was diminished, a price increase announced for 1993 was unsuccessful. Although market demand has improved in the fourth quarter of 1993, the Company does not expect significant improvement in prices before the second quarter of 1994.

In addition, prices for many of the Company's other products, including solid bleached sulfate, recycled boxboard, folding cartons and reclaimed fibre weakened in 1993 and 1992. While the effect of the reclaimed fibre price decreases is unfavorable to the reclamation products division, it is favorable to the Company overall because of the reduction in fibre cost to the Company's paper mills that use reclaimed fibre. The Company has taken various steps to extend its business into less cyclical product lines, such as industrial packaging and consumer packaging.

As a result of these industry conditions, the Company's gross margin declined from 18.1% in 1991 to 16.6% in 1992 and 12.7% in 1993.

The Company's sales and profitability have historically been more sensitive to price changes than changes in volume. There can be no assurance that announced price increases for the Company's products can be implemented, or that prices for the Company's products will not decline from current levels.

Cost Reduction Initiatives

The recent cyclical downturn in the Paperboard/Packaging Products segment has led management to undertake several major cost reduction initiatives. In 1991, the Company implemented an austerity program to freeze staff levels, defer certain discretionary spending programs and more aggressively manage capital expenditures and working capital in order to conserve cash and reduce interest expense. While these measures successfully reduced expenses and increased cash flow, the length and extent of the industry downturn led the Company, in 1993, to initiate a new six year plan to reduce costs, increase volume and improve product mix (the "Plan").

The Plan is a systematic Company-wide effort designed to improve the cost competitiveness of all the Company's operating facilities and staff functions. In addition to increases in volume and improvements in product mix resulting from a focus on less commodity oriented business at its converting operations, the program will focus on opportunities to reduce costs and other measures, including (i) productivity improvements, (ii) capital projects which provide high returns and quick paybacks, (iii) reductions in fibre cost, (iv) reductions in the purchase cost of materials, (v) reductions in personnel costs and (vi) reductions in waste cost.

Restructuring Program

To further counteract the downturn in the industries in which the Company operates, management examined its cost and operating structure and developed a restructuring program (the "Restructuring Program") to improve its long-term position. As a result of management's review, in September 1993, the Company recorded a pre-tax charge of $96 million including a provision for direct expenses associated with (i) plant closures (consisting primarily of employee severance and termination benefits, lease termination costs and environmental costs); (ii) asset write-downs (consisting primarily of write-off of machinery no longer used in production and nonperforming machine upgrades); (iii) employee severance and termination benefits for the elimination of salaried and hourly personnel in operating and management realignment; and (iv) relocation of employees and consolidation of plant operations. Management anticipates that it will take approximately two to three years to complete the Restructuring Program due to ongoing customer demands. The Restructuring Program is expected to reduce production costs, employee expenses and depreciation charges. As part of the Restructuring Program, the Company closed certain high cost operating facilities, including a coated recycled boxboard mill and five converting plants, in January 1994. While future benefits of the Restructuring Program are uncertain, the operating losses in 1993 for the plants shut down in January 1994 and those contemplated in the future were $31 million. While the Company believes that it would have realized financial benefits in 1993 had these plants been shut down at the beginning of the year, and that it will realize such benefits in future periods, no assurances can be given in this regard and, in particular, no assurances can be given as to what portion of such loss would not have been realized in 1993 had such plants been shut down for the entire year.

The $96 million charge consists of approximately $43 million for the write-down of assets at closed facilities and certain other nonproductive assets and $53 million of future cash expenditures. Significant anticipated cash expenditures reflected in the above amount include $33 million of plant closure costs, $5 million of employee severance and termination benefits and $7 million of consolidation and relocation of plant employees and equipment, a substantial portion of which will be paid in 1994, 1995 and 1996.

Environmental Matters

The Company recorded a provision of $54 million of which $39 million relates to environmental matters, representing asbestos and PCB removal, solid waste cleanup at existing and former operating sites, and expenses for response costs at various sites where the Company has received notice that it is a potentially responsible party ("PRP"). The Company, as well as other companies in the industry, faces potential environmental liability related to various sites at which wastes have allegedly been deposited. The Company has received notice that it is or may be a PRP at a number of federal and state sites (the "Sites") where remedial action may be required. Because the laws that govern the clean up of waste disposal sites have been construed to authorize joint and several liability, government agencies or other parties could seek to recover all response costs for any Site from any one of the PRPs for such Site, including the Company, despite the involvement of other PRPs. Although the Company is unable to estimate the aggregate response costs in connection with the remediation of all Sites, if the Company were held jointly and severally liable for all response costs at some or all of the Sites, it would have a material adverse effect on the financial condition and results of operations of the Company. However, joint and several liability generally has not in the past been imposed on PRPs, and, based on such past practice, the Company's past experience and the financial conditions of other PRPs with respect to the Sites, the Company does not expect to be held jointly and severally liable for all response costs at any Site. Liability at waste disposal sites is typically shared with other PRPs and costs generally are allocated according to relative volumes of waste deposited. At most Sites, the waste attributed to the Company is a very small portion of the total waste deposited at the Site (generally significantly less than 1%). There are approximately ten Sites where final settlement has not been reached and where the Company's potential liability is expected to exceed de minimis levels. Accordingly, the Company believes that its estimated total probable liability for response costs at the Sites was adequately reserved at December 31, 1993. Further, the estimate takes into consideration the number of other PRPs at each site, the identity, and financial position of such parties, in light of the joint and several nature of the liability, but does not take into account possible insurance coverage or other similar reimbursement.

Results of Operations

The following tables present net sales on a segment basis for the years ended December 31, 1993, 1992 and 1991 and an analysis of period-to-period increases (decreases) in net sales (in millions):

                                                NET SALES BY SEGMENT


                                              Year Ended December 31,

                                                              1993                 1992                 1991

     Paperboard/Packaging Products                           $2,699.5             $2,751.0              $2,653.9
     Newsprint                                                  248.1                247.4                 286.2
         Total net sales                                     $2,947.6             $2,998.4              $2,940.1



                                                 NET SALES ANALYSIS

                                                                       1993                  1992
                                                                    Compared to         Compared to
                                                                       1992                   1991
         Increase (decrease) due to:
         Sales price and product mix
             Paperboard/Packaging Products                                $(91.2)                $   .8
             Newsprint                                                      (3.0)                 (39.4)
                                                                           (94.2)                 (38.6)
         Sales volume
             Paperboard/Packaging Products                                  15.8                   88.7
             Newsprint                                                       3.7                     .6
                                                                            19.5                   89.3
         Acquisitions and new facilities
             Paperboard/Packaging Products                                  34.9                    9.8

         Plant closings and asset distributions
             Paperboard/Packaging Products                                 (11.0)                  (2.2)

             Total net sales increase (decrease)                          $(50.8)                $ 58.3


1993 Compared to 1992

The Company's net sales for 1993 decreased 1.7% to $2.95 billion compared to $3.0 billion in 1992. Net sales decreased 1.9% in the Paperboard/Packaging Products segment and increased 0.3% in the Newsprint segment.

The decrease in Paperboard/Packaging Products segment sales for 1993 was due primarily to lower prices and changes in product mix for containerboard, corrugated shipping containers and folding cartons. This decrease was partially offset by an increase in sales volume primarily of corrugated shipping containers, which set a record in 1993. A newly constructed corrugated container facility and several minor acquisitions in 1992 caused net sales to increase $34.9 million for 1993.

The net sales increase in the Newsprint segment was a result of an increase in sales volume in 1993 compared to 1992, partially offset by a decline in sales prices.

Cost of goods sold as a percent of net sales for 1993 and 1992 were 85.9% and 81.9%, respectively, for the Paperboard/Packaging Products segment and 102.8% and 99.0%, respectively, for the Newsprint segment. The increase in cost of goods sold as a percent of net sales for the Paperboard/Packaging Products segment was due primarily to the aforementioned changes in pricing and product mix. The increase in the cost of goods sold as a percent of net sales for the Newsprint segment was due primarily to the higher cost of energy and fibre and decreases in sales price. In 1993, the Company changed the estimated depreciable lives of its paper machines and major converting equipment. These changes were made to better reflect the estimated periods during which the assets will remain in service and were based upon the Company's historical experience and comparable industry practice. These changes were made effective January 1, 1993 and had the effect of reducing depreciation expense by $17.8 million and decreasing the 1993 net loss by $11.0 million.

Selling and administrative expenses increased to $239.2 million
(3.4%) for 1993 compared to $231.4 million for 1992. The increase was due primarily to higher provisions for retirement costs, acquisitions, new facilities and other costs.

In order to minimize significant year-to-year fluctuations in pension cost caused by financial market volatility, the Company changed, effective January 1, 1993, the method of accounting for the recognition of fluctuations in the market value of pension assets. The effect of this change on 1993 results of operations, including the cumulative effect of prior years, was not material. See Note 8 to the Company's consolidated financial statements.

The Company reduced its weighted average discount rate in measuring its pension obligations from 8.75% to 7.6% and its rate of increase in compensation levels from 5.5% to 4.0% at December 31, 1993. The net effect of changing these assumptions was the primary reason for the increase in the projected benefit obligations and the changes are expected to increase pension cost by approximately $3.4 million in 1994.

As a result of the $96 million restructuring charge, $54 million environmental and other charges, and the lower margins, primarily for newsprint and containerboard products, the Company had a loss from operations of $14.7 million for 1993, compared to $267.7 million income from operations for 1992.

Interest expense for 1993 declined $45.9 million due to lower effective interest rates and the lower level of subordinated debt outstanding resulting primarily from the 1992 Transaction.

The benefit from income taxes for 1993 was $83.0 million compared to a tax provision of $10.0 million in 1992. The significant difference in the income tax provision from 1993 to 1992 results from the use of the liability method of accounting which restored deferred income taxes and increased the related asset values for tax effects previously recorded as a reduction of the carrying amount of the related assets under prior business combinations.

The Company's effective tax rate for 1993 was lower than the Federal statutory tax rate due to the nondeductibility of goodwill amortization and a $5.7 million provision to adjust deferred tax assets and liabilities in 1993 due to the enacted Federal income tax rate change from 34% to 35%.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The cumulative effect of adopting SFAS No. 109 was to increase net income for 1993 by approximately $20.5 million. The cumulative effect of adopting SFAS No. 106 was to decrease net income for 1993 by approximately $37 million. The Company will adopt SFAS No. 112 "Employers' Accounting for Postemployment Benefits" in 1994, the effect of which is not expected to be material.

The loss before extraordinary item and cumulative effect of accounting changes for 1993 was $174.6 million, compared to $34.0 million for the comparable period in 1992. The Company recorded an extraordinary loss of $37.8 million (net of income tax benefits of $21.7 million) for the early extinguishment of debt associated with the issuance of the 1993 Notes.

1992 Compared to 1991

Net sales for 1992 increased to $3.0 billion (2.0%) compared to
$2.94 billion in 1991.   Net sales increased 3.7% in the
Paperboard/Packaging Products segment and decreased 13.6% in the Newsprint segment.

The increase in Paperboard/Packaging Products segment sales was due primarily to a 5.6% increase in sales volume for corrugated shipping containers. Segment sales were also positively affected by increases in sales volumes for papertubes and partitions and to a lesser extent for folding cartons and reclamation products. Prices of containerboard products improved over 1991 but did not increase sufficiently to cover cost increases, causing margins to be somewhat lower in 1992. Prices for most of the Company's other packaging products have declined compared to 1991. A minor acquisition in 1992 and the operation of new facilities in the Paperboard/Packaging Products segment resulted in an increase in net sales of $9.8 million, while plant closings caused net sales to decrease by $2.2 million.

The net sales decrease in the Newsprint segment was a result of the lower sales prices as discussed above. Newsprint sales volume for 1992 was virtually the same as 1991.

The Company continued to benefit from certain austerity measures first implemented during 1991 to help offset the impact of the recession. These measures had a positive effect on cost of goods sold and selling and administrative expenses. Cost of goods sold as a percent of net sales for 1992 and 1991 were 81.9% and 81.8%, respectively, for the Paperboard/Packaging Products segment and 99.0% and 83.1% respectively, for the Newsprint segment. The increase in the Newsprint segment was due primarily to the aforementioned decrease in sales price.

Selling and administrative expense as a percent of net sales for 1992 was 7.7%, unchanged from 1991. The Company continued to benefit from certain cost containment measures implemented in 1991 to reduce expenses to help offset the impact of the recession and inflation.

Income from operations for 1992 decreased 12.4% to $267.7 million as a result of the low average selling prices for newsprint and packaging products discussed above.

Interest expense for 1992 was lower by $35.1 million, due to lower effective interest rates and the lower level of debt outstanding as a result of the 1992 Transaction. During 1992, the Company replaced $425.0 million of mature swaps with $400.0 million of the new two-year fixed interest rate swaps at an annual savings of approximately 3.8% on such amount (equivalent to an annual savings of approximately $15.1 million).

The Company recorded a $10.0 million income tax provision to both 1992 and 1991 on income before income taxes, equity in earnings
(loss) of affiliates and extraordinary item of $27.2 million and $24.3 million, respectively. The tax provisions for 1992 and 1991 were higher than the Federal statutory tax rate due to several factors, the most significant of which was the impact of permanent differences from applying purchase accounting.

Equity in loss of affiliates for 1991 included a write-down of $36.0 million with respect to the Company's equity investments in Temboard and Company Limited Partnership and PCL Industries Limited. See Note 3 to the Company's consolidated financial statements. For 1992 the Company had an extraordinary loss of $49.8 million (net of income tax benefits of $25.8 million) for the early extinguishment of debt associated with the 1992 Transaction.

Impact of Inflation and Changing Prices

The Company uses the LIFO method of accounting for approximately 81% of its inventories. Under this method, the cost of products sold reported in the financial statements approximates current cost and thus reduces the distortion in reported income due to increasing costs. In recent years, inflation has not had a material effect on the financial position or results of operations of the Company.

Liquidity and Capital Resources

The Company's primary uses of cash for the next several years will be principal and interest payments on its indebtedness and capital expenditures.

In April 1993, the Company issued $500 million aggregate principal amount of the 1993 Notes. Proceeds of the 1993 Notes were used to refinance a substantial portion of indebtedness in order to improve operating and financial flexibility by extending maturities of indebtedness and improving liquidity. As a result of the issuance of the 1993 Notes, there are no significant scheduled payments due on bank term loans until June 1996 (assuming the refinancing of the Company's indebtedness under 1989 and 1992 Credit Agreements and the Secured Notes is not consummated). In connection with the issuance of the 1993 Notes, SIBV committed to purchase up to $200 million aggregate principal amount of 11 1/2% Junior Subordinated Notes maturing 2005, the proceeds of which must be used to repurchase or otherwise retire Subordinated Debt. The above commitment will be terminated upon the consummation of the Offerings.

Holdings and the Company are implementing the Recapitalization Plan to repay or refinance a substantial portion of their indebtedness in order to improve operating and financial flexibility by (i) reducing the level and overall cost of their debt, (ii) extending maturities of indebtedness, (iii) increasing stockholders' equity and (iv) increasing their access to capital markets. The Recapitalization Plan includes (i) the Debt Offerings, (ii) the Equity Offerings, (iii) the SIBV Investment, and (iv) the New Credit Agreement consisting of the New Revolving Credit Facility and the New Term Loans. Proceeds of the Recapitalization Plan, exclusive of funds used to effect the Subordinated Debt Refinancing (including the remaining borrowings under the Delayed Term Loan and available proceeds of the Debt Offerings), will be used to refinance all of the Company's indebtedness under the 1989 and 1992 Credit Agreements and the Secured Notes. Available proceeds of the Debt Offerings, remaining borrowings under the Delayed Term Loan and, to the extent required, borrowings under the New Revolving Credit Facility or available cash shall be used to redeem or repurchase the Subordinated Debt on approximately December 1, 1994. It is anticipated that immediately following the Offerings, borrowings of $65 million and letters of credit of approximately $90 million will be outstanding under the New Revolving Credit Facility. After giving effect to the Recapitalization Plan on a pro forma basis, at December 31, 1993 the Company would have had approximately $2,371.1 million of total long-term debt outstanding, all of which would have been senior debt, as compared to $2,619.1 million of long-term debt actually outstanding. After completion of the Recapitalization Plan there will be no significant scheduled payments due on bank debt (other than required payments out of "excess cash", if any) until 18 months following consummation of the Offerings, at which time approximately $46.0 million will be payable. Assuming consummation of the Recapitalization Plan (whether including or excluding the Subordinated Debt Refinancing), the Company does not currently anticipate that it will experience any liquidity problems which would cause it to fail to make any scheduled payment on its bank debt. As discussed below, the Company expects that liquidity will be provided by its operations and through the utilization of unused borrowing capacity under the New Credit Agreement and the Securitization (defined below).

The Company's earnings are significantly affected by the amount of interest on its indebtedness. At December 31, 1993, the Company had $215 million of variable rate debt which had been swapped to a weighted average fixed rate of approximately 9.1%. The Company also had interest rate swap agreements related to the Accounts Receivable Securitization Program (the "Securitization") that effectively converted $95 million of fixed rate borrowings to a variable rate of 5.6% (at December 31, 1993) and converted $80 million of variable rate borrowings to a fixed rate of 7.2% through January 1996. In addition, the Company is party to interest rate swap agreements related to the 1993 Notes which convert $500 million of fixed rate borrowings to a variable rate of 8.6% (at December 31, 1993).

Capital expenditures consist of property and timberland additions and acquisitions of businesses. Capital expenditures for 1993, 1992 and 1991 were $117.4 million, $97.9 million and $118.9 million, respectively. Financing arrangements entered into in connection with the 1989 Transaction impose an annual limit on future capital expenditures, as defined in the financing arrangements, of approximately $125.0 million. The capital spending limit is subject to increase in any year if the prior year's spending was less than the maximum amount allowed. For 1993, such carryover from 1992 was $75 million. Because the Company has invested heavily in its core businesses over the last several years, management believes the annual limitation on capital expenditures should not impair its plans for maintenance, expansion and continued modernization of its facilities. It is expected that the New Credit Agreement will contain limitations on capital expenditures substantially similar to those contained in the financing arrangements entered into in connection with the 1989 Transaction. The Company anticipates making capital expenditures of approximately $140 million in 1994.

Under the terms of the Old Bank Facilities, the Company is required to comply with certain financial covenants, including maintenance of quarterly and annual interest coverage ratios and earnings, as defined. In anticipation of violating these financial covenants at September 30, 1993, the Company requested and received waivers from its lender group, and in December, 1993 amended the Old Bank Facilities to modify financial covenants. The Company was in compliance with the amended covenants at December 31, 1993. The Company expects to have similar covenants in the New Credit Agreement.

Operating activities have historically been the major source of cash for the Company's working capital needs, capital expenditures and debt payments. For 1993 and 1992, net cash provided by operating activities was $78.2 million and $145.7 million, respectively.

At December 31, 1993, the Company had $112.1 million in unused borrowing capacity under the Revolving Credit Facility. Following the Offerings, the Company anticipates having $295.0 million of unused borrowing capacity under the New Revolving Credit Facility under the New Credit Agreement. The Company has borrowing capacity of $230.0 million under the Securitization subject to the Company's level of eligible accounts receivable. At December 31, 1993, the Company had borrowed $182.3 million under the Securitization and the level of eligible receivables did not permit any additional borrowings under the Securitization at the date. The Securitization matures in April 1996, at which time the Company expects to refinance it. Although the Company believes that it will be able to do so, no assurance can be given in this regard.

The Company's existing indebtedness imposes restrictions on its ability to incur additional indebtedness. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. However, the Company believes that cash provided by operations and available financing sources will be sufficient to meet the Company's cash requirements for the next several years.

                                       This page is intentionally left blank.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  Page No.

The following consolidated financial statements of Jefferson
Smurfit
Corporation are included in this report:

      Consolidated balance sheets -  December 31, 1993 and 1992 . . . . . 30
      For the years ended December 31, 1993, 1992 and 1991:
            Consolidated statements of operations . . . . . . . . . . . . 32
        Consolidated statements of stockholder's deficit. . . . . . . . . 33
        Consolidated statements of cash flows . . . . . . . . . . . . . . 34
      Notes to consolidated financial statements. . . . . . . . . . . . . 35

The following consolidated financial statement schedules of Jefferson
Smurfit Corporation are included in Item 14(a):

    II:     Amounts Receivable From Related Parties and Underwriters,
            Promoters and Employees Other than Related Parties. . . . . . 79
     V:     Property, Plant and Equipment . . . . . . . . . . . . . . . . 80
    VI:     Accumulated Depreciation, Depletion and Amortization of
            Property, Plant and Equipment . . . . . . . . . . . . . . . . 82
  VIII:     Valuation and Qualifying Accounts . . . . . . . . . . . . . . 84
     X:     Supplementary Income Statement Information. . . . . . . . . . 85

All other schedules specified under Regulation S-X for Jefferson
Smurfit Corporation have been omitted because they are either not applicable, not required or because the information required is included in the financial statements or notes thereto.

MANAGEMENT'S STATEMENT OF RESPONSIBILITY

The management of the Company is responsible for the information contained in the consolidated financial statements and in other parts of this report. The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles appropriate in the circumstances, and necessarily include certain amounts based on management's best estimate and judgment.

The Company maintains a system of internal accounting control, which it believes is sufficient to provide reasonable assurance that in all material respects transactions are properly authorized and recorded, financial reporting responsibilities are met and accountability for assets is maintained. In establishing and maintaining any system of internal control, judgment is required to assess and balance the relative costs and expected benefits. Management believes that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures, the Company has an effective and responsive system of internal accounting controls. The system is monitored by the Company's staff of internal auditors, who evaluate and report to management on the effectiveness of the system.

The Audit Committee of the Board of Directors is composed of two directors who meet with the independent auditors, internal auditors and management to discuss specific accounting, reporting and internal control matters. Both the independent auditors and internal auditors have full and free access to the Audit Committee.





James E. Terrill
President, Chief Executive Officer




John R. Funke
Vice President and Chief Financial Officer
(Principal Accounting Officer)

                                           REPORT OF INDEPENDENT AUDITORS




Board of Directors
JEFFERSON SMURFIT CORPORATION



We have audited the accompanying consolidated balance sheets of Jefferson Smurfit Corporation as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jefferson Smurfit Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 6 and Note 7 to the financial statements, in 1993, the Company changed its method of accounting for income taxes and postretirement benefits.


                                                     Ernst & Young


St. Louis, Missouri

January 28, 1994 except
as to Note 15, as to which
the date is February 23, 1994

                                            JEFFERSON SMURFIT CORPORATION
                                             CONSOLIDATED BALANCE SHEETS
                                          (In millions, except share data)

December 31,                                                                         1993                     1992


ASSETS
Current assets
   Cash and cash equivalents                                                      $   44.2                 $   45.0
   Receivables, less allowances of
      $9.2 in 1993 and $7.8 in 1992                                                  243.2                    243.7
   Refundable income taxes                                                              .7                     17.0
   Inventories
      Work-in-process and finished goods                                              96.1                     91.4
      Materials and supplies                                                         137.2                    132.6
                                                                                     233.3                    224.0
   Deferred income taxes                                                              41.9                     41.1
   Prepaid expenses and other current assets                                           5.2                     10.1
            Total current assets                                                     568.5                    580.9


Property, plant and equipment
   Land                                                                               60.2                     47.6
   Buildings and leasehold improvements                                              241.3                    216.4
   Machinery, fixtures and equipment                                               1,601.1                  1,477.8
                                                                                   1,902.6                  1,741.8
   Less accumulated depreciation and amortization                                    563.2                    525.0
                                                                                   1,339.4                  1,216.8
   Construction in progress                                                           35.1                     53.3
            Net property, plant and equipment                                      1,374.5                  1,270.1


Timberland, less timber depletion                                                    261.5                    226.4



Deferred debt issuance costs, net                                                     52.3                     67.0


Goodwill, less accumulated amortization of
   $27.6 in 1993 and $20.3 in 1992                                                   261.4                    226.0



Other assets                                                                          78.9                     66.0
                                                                                  $2,597.1                 $2,436.4


See notes to consolidated financial statements.

                                                                                    1993                     1992


LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
   Current maturities of long-term debt                                           $   10.3                 $   32.4
   Accounts payable                                                                  270.6                    267.8
   Accrued compensation and payroll taxes                                            110.1                     85.7
   Interest payable                                                                   52.6                     45.4
   Other accrued liabilities                                                          84.9                     43.9
            Total current liabilities                                                528.5                    475.2



Long-term debt, less current maturities
  Nonsubordinated                                                                  1,839.4                  1,741.3
   Subordinated                                                                      779.7                    761.7
         Total long-term debt                                                      2,619.1                  2,503.0



Other long-term liabilities                                                          257.1                    108.1

Deferred income taxes                                                                232.2                    159.8

Minority interest                                                                     18.0                     19.2



Stockholder's deficit
   Common stock, par value $.01 per share;
     1,000 shares authorized and outstanding
   Additional paid-in capital                                                        731.8                    731.8
   Retained earnings (deficit)
      At date of 1989 Recapitalization                                            (1,425.9)                (1,425.9)
      Subsequent to date of 1989
         Recapitalization                                                           (363.7)                  (134.8)
                                                                                  (1,789.6)                (1,560.7)
            Total stockholder's deficit                                           (1,057.8)                  (828.9)
                                                                                  $2,597.1                 $2,436.4

                                                     JEFFERSON SMURFIT CORPORATION
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (In millions)

Year Ended December 31,                                                         1993                   1992                  1991


Net sales                                                                     $2,947.6               $2,998.4              $2,940.1
Costs and expenses
   Cost of goods sold                                                          2,573.1                2,499.3               2,409.4
   Selling and administrative expenses                                           239.2                  231.4                 225.2
   Restructuring charge                                                           96.0
   Environmental and other charges                                                54.0

      Income (loss) from operations                                              (14.7)                 267.7                 305.5

Other income (expense)
   Interest expense                                                             (254.2)                (300.1)               (335.2)
   Other, net                                                                      8.1                    5.2                   5.4
      Loss before income taxes, equity
         in earnings (loss) of affiliates, minority
         interests, extraordinary item and
         cumulative effect of accounting changes                                (260.8)                 (27.2)                (24.3)

Provision for (benefit from) income taxes                                        (83.0)                  10.0                  10.0

                                                                                (177.8)                 (37.2)                (34.3)

Equity in earnings (loss) of affiliates                                                                    .5                 (39.9)
Minority interest share of (income) loss                                           3.2                    2.7                  (2.9)

      Loss before extraordinary item and
        cumulative effect of accounting changes                                 (174.6)                 (34.0)                (77.1)

Extraordinary item
   Loss from early extinguishments of debt,
   net of income tax benefits of $21.7 in
   1993 and $25.8 in 1992                                                        (37.8)                 (49.8)

Cumulative effect of accounting changes
   Postretirement benefits, net of income tax
     benefit of $21.9                                                            (37.0)
   Income taxes                                                                   20.5

      Net loss                                                                $ (228.9)              $  (83.8)             $  (77.1)


See notes to consolidated financial statements.

                                                     JEFFERSON SMURFIT CORPORATION
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                                                   (In millions, except share data)

                                                      Common Stock
                                                  Amount               Number            Additional                 Retained
                                                 ($.01 Par               of                Paid-In                  Earnings
                                                  Value)               Shares              Capital                  (Deficit)

Balance at January 1, 1991                                                 1,000                $500.0                 $(1,399.8)
Net loss                                                                                                                   (77.1)

Balance at December 31, 1991                                               1,000                 500.0                  (1,476.9)
Net loss                                                                                                                   (83.8)
Capital contribution,
   net of related expenses                                                                       231.8

Balance at December 31, 1992                                               1,000                 731.8                  (1,560.7)

Net loss                                                                                                                  (228.9)

Balance at December 31, 1993                                               1,000                $731.8                 $(1,789.6)







See notes to consolidated financial statements.

                                                     JEFFERSON SMURFIT CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (In millions)

Year Ended December 31,                                                                1993                 1992              1991




Cash flows from operating activities
     Net loss                                                                         $(228.9)            $(83.8)            $(77.1)
     Adjustments to reconcile net loss to
     net cash provided by operating activities
         Extraordinary loss from early
              extinguishment of debt                                                     59.5               75.6
         Cumulative effect of accounting changes
              Postretirement benefits                                                    58.9
              Income taxes                                                              (20.5)
         Restructuring charge                                                            96.0
         Environmental and other charges                                                 54.0
         Depreciation, depletion and amortization                                       130.8              134.9              130.0
         Amortization of deferred debt issuance costs                                     7.9               14.6               17.6
         Deferred income taxes                                                         (156.9)                .1               (6.3)
         Equity in (earnings) loss of affiliates                                                             (.5)              39.9
         Non-cash interest                                                               18.0               33.6               37.8
         Non-cash employee benefit expense                                              (12.5)             (18.8)              (9.4)
         Change in current assets and liabilities,
              net of effects from acquisitions
                 Receivables                                                               .7               12.9               (6.8)
                 Inventories                                                             14.2              (10.4)             (20.8)
                 Prepaid expenses and other current assets                                5.0               (2.9)               2.3
                 Accounts payable and accrued liabilities                                26.2               14.9              (30.8)
                 Interest payable                                                         4.7               (4.9)               5.5
                 Income taxes                                                            16.2              (17.3)              13.4
         Other, net                                                                       4.9               (2.3)              37.7
     Net cash provided by operating activities                                           78.2              145.7              133.0

Cash flows from investing activities
     Property additions                                                                 (97.2)             (77.5)            (102.0)
     Timberland additions                                                               (20.2)             (20.4)             (16.9)
     Investments in affiliates and acquisitions                                           (.1)              (5.8)              (9.9)
     Proceeds from property and timberland
         disposals and sale of businesses                                                24.5                1.8                6.1
     Net cash used for investing activities                                             (93.0)            (101.9)            (122.7)

Cash flows from financing activities
     Borrowings under senior unsecured notes                                            500.0
     Net borrowings (repayments) under accounts
         receivable securitization program                                                6.4               (8.8)             184.7
     Borrowings under bank credit facility                                                                 400.0
     Other increases in long-term debt                                                   12.0               56.8               55.8
     Payments of long-term debt and, in
         1992, related premiums                                                        (479.2)            (698.6)            (203.3)
     Deferred debt issuance costs                                                       (25.2)             (40.4)              (3.7)
     Capital contribution, net of related expenses                                                         231.8
     Net cash provided by (used for) financing
        activities                                                                       14.0              (59.2)              33.5

Increase (decrease) in cash and cash equivalents                                          (.8)             (15.4)              43.8
Cash and cash equivalents
     Beginning of year                                                                   45.0               60.4               16.6
     End of year                                                                      $  44.2             $ 45.0             $ 60.4

See notes to consolidated financial statements.

                                       JEFFERSON SMURFIT CORPORATION
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              DECEMBER 31, 1993
                                          (Tabular amounts in millions)

1. -- Basis of Presentation

Jefferson Smurfit Corporation ("JSC" or the "Company") is a wholly-owned
subsidiary of SIBV/MS Holdings, Inc. ("Holdings").    Fifty percent of
the voting stock of Holdings is owned by Smurfit Packaging Corporation ("SPC") and Smurfit Holdings B.V. ("SHBV"), indirect wholly-owned subsidiaries of Jefferson Smurfit Group plc ("JS Group"), a public corporation organized under the laws of the Republic of Ireland. The remaining 50% is owned by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"). Holdings has no operations other than its investment in JSC. In December 1989, pursuant to a series of transactions referred to hereafter as the "1989 Recapitalization", Holdings acquired the entire equity interest in JSC. Concurrently with Holdings' acquisition of JSC, Container Corporation of America ("CCA") acquired its common equity interest not owned by JSC. Prior to the 1989 Recapitalization, Smurfit International B.V. ("SIBV"), an indirect wholly-owned subsidiary of JS Group, owned 78% of JSC's outstanding common equity, the public owned the remaining common equity of JSC and JSC indirectly owned 50% of the common stock and 100% of the preferred stock of CCA. The remaining 50% of the common stock of CCA was owned by The Morgan Stanley Leveraged Equity Fund, L.P. and other investors ("MSLEF I Group"). Both MSLEF II and MSLEF I Group are affiliates of Morgan Stanley & Co. Incorporated ("MS & Co.").

For financial accounting purposes, the 1989 acquisition by CCA of its common equity owned by MSLEF I Group and the purchase of the JSC common equity owned by SIBV were accounted for as purchases of treasury stock, resulting in a deficit balance in stockholder's equity in the accompanying consolidated financial statements. The acquisition of JSC's minority interest, representing approximately 22% of JSC's common equity, was accounted for as a purchase.


2. -- Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1993 cash and cash equivalents of $42.9 million are maintained as collateral for obligations under the accounts receivable securitization program (see Note 5).

Revenue Recognition: Revenue is recognized at the time products are shipped.

Inventories: Inventories are valued at the lower of cost or market, principally under the last-in, first-out ("LIFO") method except for $50.6 million in 1993 and $51.9 million in 1992 which are valued at the lower of average cost or market. First-in, first-out costs (which approximate replacement costs) exceed the LIFO value by $44.7 million and $46.3 million at December 31, 1993 and 1992, respectively.

Property, Plant and Equipment: Property, plant and equipment are carried at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements.

Effective January 1, 1993, the Company changed its estimate of the useful lives of certain machinery and equipment. Based upon historical experience and comparable industry practice, the depreciable lives of the papermill machines that previously ranged from 16 to 20 years were increased to an average of 23 years, while major converting equipment and folding carton presses that previously averaged 12 years were increased to an average of 20 years. These changes were made to better reflect the estimated periods during which such assets will remain in service. These changes had the effect of reducing depreciation expense by $17.8 million and decreasing net loss by $11.0 million in 1993.

Timberland: The portion of the costs of timberland attributed to standing timber is charged against income as timber is cut, at rates determined annually, based on the relationship of unamortized timber costs to the estimated volume of recoverable timber. The costs of seedlings and reforestation of timberland are capitalized.

Deferred Debt Issuance Costs: Deferred debt issuance costs are amortized over the terms of the respective debt obligations using the interest method.

Goodwill: The excess of cost over the fair value assigned to the net assets acquired is recorded as goodwill and is being amortized using the straight-line method over 40 years.

Income Taxes: The taxable income of the Company is included in the consolidated federal income tax return filed by Holdings. The Company's income tax provisions are computed on a separate return basis. JSC's state income tax returns are filed on a separate return basis.
Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see Note 6).

Interest Rate Swap Agreements: The Company enters into interest rate swap agreements which involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 1993 presentation.

3.  -- Investments

Equity in loss of affiliates of $39.9 million in 1991, which is net of deferred income tax benefits of $18.5 million, includes the Company's
(i) write-off of its equity investment in Temboard, Inc., formerly Temboard and Company Limited Partnership ("Temboard"), totaling $29.3 million, (ii) write-off of its remaining equity investment in PCL Industries Limited ("PCL") totaling $6.7 million, and (iii) proportionate share of the net loss of equity affiliates, including PCL prior to the write-off of that investment, totaling $3.9 million.

4.  -- Related Party Transactions

Transactions with JS Group
Transactions with JS Group, its subsidiaries and affiliates were as follows:

                                                                                         Year Ended December 31,

                                                                                          1993          1992         1991

Product sales                                                                             $18.4         $22.8        $21.0
Product and raw material purchases                                                         49.3          60.1         11.8
Management services income                                                                  5.8           5.6          5.4
Charges from JS Group for services provided                                                  .4            .3           .7
Charges from JS Group for letter of credit
   and commitment fees (See Note 5)                                                         2.9
Charges to JS Group for costs pertaining to
   the No. 2 paperboard machine                                                            62.2          54.7         10.9
Receivables at December 31                                                                  1.7           3.3          2.4
Payables at December 31                                                                    11.6          10.2          3.4

Product sales to and purchases from JS Group, its subsidiaries, and affiliates are consummated on terms generally similar to those prevailing with unrelated parties.

The Company provides certain subsidiaries and affiliates of JS Group with general management and elective management services under separate Management Services Agreements. In consideration for general management services, the Company is paid a fee up to 2% of the subsidiaries' or affiliate's gross sales. In consideration for elective services, the Company is reimbursed for its direct cost of providing such services.

In October 1991 an affiliate of JS Group completed a rebuild of the No. 2 paperboard machine owned by the affiliate that is located in CCA's Fernandina Beach, Florida paperboard mill (the "Fernandina Mill"). Pursuant to an operating agreement between CCA and the affiliate, the affiliate engaged CCA to operate and manage the No. 2 paperboard machine. As compensation to CCA for its services the affiliate reimburses CCA for production and manufacturing costs directly attributable to the No. 2 paperboard machine and pays CCA a portion of the indirect manufacturing, selling and administrative costs incurred by CCA for the entire Fernandina Mill. The compensation is determined by applying various formulas and agreed upon amounts to the subject costs. The amounts reimbursed to CCA are reflected as reductions of cost of goods sold and selling and administrative expenses in the accompanying consolidated statements of operations.

Transactions with Times Mirror
Under the terms of a long-term agreement, Smurfit Newsprint Corporation ("SNC"), a majority-owned subsidiary of the Company, supplies newsprint to Times Mirror, a minority shareholder of SNC, at amounts which approximate prevailing market prices. The obligations of the Company and Times Mirror to supply and purchase newsprint, respectively, are wholly or partially terminable upon the occurrence of certain defined events. Sales to Times Mirror for 1993, 1992 and 1991 were $115.2 million, $114.0 million and $150.6 million, respectively.

5. -- Long-Term Debt

Long-term debt at December 31 consists of:
                                                                          1993                           1992

                                                                   Current                       Current
                                                                  maturities   Long-term        maturities       Long-term

1992 term loan                                                  $              $  201.3          $                $  392.3
1989 term loan                                                                    412.3                              608.8
Revolving loans                                                                   196.5                              223.0
Senior secured notes                                                              270.5                              270.5
Accounts receivable securitization
   program loans                                                                  182.3                              175.9
Senior unsecured notes                                                            500.0
Other                                                            10.3              76.5            9.5                70.8
   Total non-subordinated                                        10.3           1,839.4            9.5             1,741.3

13.95% Subordinated note, due 1993                                                                22.9
13.5% Senior subordinated notes,
   due 1999                                                                       350.0                              350.0
14.0% Subordinated debentures,
   due 2001                                                                       300.0                              300.0
15.5% Junior subordinated accrual
   debentures, due 2004                                                           129.7                              111.7
   Total subordinated                                                             779.7           22.9               761.7
                                                                $10.3          $2,619.1          $32.4            $2,503.0

Aggregate annual maturities of long-term debt at December 31, 1993, for the next five years are $10.3 million in 1994, $220.6 million in 1995, $379.8 million in 1996, $431.5 million in 1997, and $273.0 million in 1998. In addition, approximately $77.7 million in accrued interest related to the Junior Subordinated Accrual Debentures (the "Junior Accrual Debentures") becomes due in 1994. Accrued interest of approximately $58.9 million is classified as long-term debt in the accompanying financial statements because it is the Company's intention to refinance the Junior Accrual Debentures in December 1994 with the proceeds from the Equity and Debt Offerings and the new bank facility described in Note 15 or from its $200 million commitment from SIBV described below.

1992 Term Loan
In August 1992, the Company repurchased $193.5 million of Junior Accrual Debentures, and repaid $19.1 million of the Subordinated Note and $400 million of the 1989 term loan facility ("1989 Term Loan"). The proceeds from a $231.8 million capital contribution by Holdings and a $400 million senior secured term loan ("1992 Term Loan") were used to repurchase the Junior Accrual Debentures and repay the loans. Premiums paid in connection with this transaction, the write-off of related deferred debt issuance costs, and losses on interest rate swap agreements, totaling $49.8 million (net of income tax benefits of $25.8 million), are reflected in the accompanying 1992 consolidated statement of operations as an extraordinary loss.

Outstanding loans under the 1992 Term Loan bear interest primarily at rates for which Eurodollar deposits are offered plus 3% (6.375% at December 31, 1993). The 1992 Term Loan, which matures on December 31, 1997, may require principal prepayments before then as defined in the 1992 Term Loan.

1989 Term Loan and Revolving Credit Facility
The 1989 Amended and Restated Credit Agreement ("1989 Credit Agreement") consists of the 1989 Term Loan and a $400.0 million revolving credit facility (which expires in 1995) of which up to $125.0 million may consist of letters of credit. The 1989 Term Loan, which expires in 1997, requires minimum annual principal reductions, subject to additional reductions if the Company has excess cash flows or excess cash balances, as defined, or receives proceeds from certain sales of assets, issuance of equity securities, permitted indebtedness or any pension fund termination.

Outstanding loans under the 1989 Credit Agreement bear interest primarily at rates for which Eurodollar deposits are offered plus 2.25%. The weighted average interest rate at December 31, 1993 on outstanding Credit Agreement borrowings was 5.95%. A commitment fee of 1/2 of 1% per annum is assessed on the unused portion of the revolving credit facility. At December 31, 1993, the unused portion of the revolving credit facility, after giving consideration to outstanding letters of credit, was $112.1 million.

Senior Secured Notes
The Senior Secured Notes due in 1998 may be prepaid at any time.
Mandatory prepayment is required from a pro rata portion of net cash proceeds of certain sales of assets or additional borrowings. The Senior Secured Notes bear interest at rates for which three month
Eurodollar deposits are offered plus 2.75% (6.25% at December 31, 1993).

Obligations under the 1992 Term Loan, the 1989 Credit Agreement, and the Senior Secured Notes Agreement share pro rata in certain mandatory prepayments and the collateral and guarantees that secure these obligations. These obligations are secured by the common stock of JSC and CCA and substantially all of their assets, with the exception of cash and cash equivalents and trade receivables, and are guaranteed by Holdings. These agreements contain various business and financial covenants including, among other things, (i) limitations on the incurrence of indebtedness; (ii) limitations on capital expenditures;
(iii) restrictions on paying dividends, except for dividends paid by SNC; (iv) maintenance of minimum interest coverage ratios; and (v) maintenance of quarterly and annual cash flows, as defined.

In anticipation of violation of certain financial covenants at September 30, 1993, in connection with its 1992 Term Loan, 1989 Credit Agreement and the Senior Secured Notes, the Company requested and received waivers from its lender group. In addition, the Company's credit facilities were amended in December 1993, to modify financial covenants that have become too restrictive due to continued pricing weakness in the paper industry. The Company complied with the amended covenants at December 31, 1993.

Accounts Receivable Securitization Program Loans
The $230.0 million accounts receivable securitization program ("Securitization Program") provides for the sale of certain of the Company's trade receivables to a wholly-owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"), which finances its purchases of the receivables, through borrowings from a limited purpose finance company (the "Issuer") unaffiliated with the Company. The Issuer, which is restricted to making loans to JS Finance, issued $95.0 million in fixed rate term notes, issued $13.8 million under a subordinated loan, and may issue up to $121.2 million in trade receivables backed commercial paper or obtain up to $121.2 million under a revolving liquidity facility to fund loans to JS Finance. At December 31, 1993, $47.1 million was available for additional borrowing. Borrowings under the Securitization Program, which expires April 1996, have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

At December 31, 1993, all assets of JS Finance, principally cash and cash equivalents of $42.9 million and trade receivables of $173.8 million, are pledged as collateral for obligations of JS Finance to the Issuer. Interest rates on borrowings under this program are at a fixed rate of 9.56% for $95.0 million of the borrowings and at a variable rate on the remainder (3.94% at December 31, 1993).

Senior Unsecured Notes
In April 1993, CCA issued $500.0 million of 9.75% Senior Unsecured Notes due 2003 which are unconditionally guaranteed by JSC. Net proceeds from the offering were used to repay: $100.0 million outstanding under the revolving credit facility, $196.5 million outstanding under the 1989 Term Loan, and $191.0 million outstanding under the 1992 Term Loan. The write-off of related deferred debt issuance costs and losses on interest rate swap agreements, totalling $37.8 million (net of income tax benefits of $21.7 million), are reflected in the accompanying 1993 consolidated statement of operations as an extraordinary item.

In connection with the issuance of the Senior Unsecured Notes, the Company entered into an agreement with SIBV whereby SIBV committed to purchase up to $200 million of 11.5% Junior Subordinated Notes to be issued by the Company maturing December 1, 2005. From time to time until December 31, 1994, the Company, at their option, may issue the Junior Subordinated Notes, the proceeds of which must be used to repurchase or otherwise retire subordinated debt. The Company is obligated to pay SIBV for letter of credit fees incurred by SIBV in connection with this commitment in addition to an annual commitment fee of 1.375% on the undrawn principal amount (See Note 4).

The Senior Unsecured Notes due April 1, 2003, which are not redeemable prior to maturity, rank pari passu with the 1992 Term Loan, the 1989 Credit Agreement and the Senior Secured Notes. The Senior Unsecured Note Agreement contains business and financial covenants which are substantially less restrictive than those contained in the 1992 Term Loan, 1989 Credit Agreement and the Senior Secured Notes Agreement.

Other Non-subordinated Debt
Other non-subordinated long-term debt at December 31, 1993, is payable in varying installments through the year 2004. Interest rates on these obligations averaged approximately 9.76% at December 31, 1993.

Subordinated Debt
The Senior Subordinated Notes, Subordinated Debentures and Junior Accrual Debentures are unsecured obligations of CCA and are unconditionally guaranteed on a senior subordinated, subordinated and junior subordinated basis, respectively, by JSC. Semi-annual interest payments are required on the Senior Subordinated Notes, and Subordinated Debentures. Interest on the Junior Accrual Debentures accrues and compounds on a semi-annual basis until December 1, 1994 at which time accrued interest is payable. Thereafter, interest on the Junior Accrual Debentures will be payable semi-annually.

The Senior Subordinated Notes are redeemable at CCA's option beginning December 1, 1994 with premiums of 6.75% and 3.375% of the principal amount if redeemed during the 12-month periods commencing December 1, 1994 and 1995, respectively. The payment of principal and interest is subordinated to the prior payment, when due, of all senior indebtedness, as defined.

The Subordinated Debentures are redeemable at CCA's option beginning December 1, 1994 with premiums of 7% and 3.5% of the principal amount if redeemed during the 12-month periods commencing December 1, 1994 and 1995, respectively. The payment of principal and interest is subordinated to the prior payment, when due, of all senior indebtedness, as defined, and the Senior Subordinated Notes. Sinking fund payments to retire 33-1/3% of the original aggregate principal amount of the Subordinated Debentures are required on each of December 15, 1999 and 2000.

The Junior Accrual Debentures are redeemable at CCA's option beginning December 1, 1994 at 100% of the principal amount. The payment of principal and interest is subordinated to the prior payment, when due, of all senior indebtedness, as defined, the Senior Subordinated Notes and the Subordinated Debentures. Sinking fund payments to retire 33-1/3% of the original aggregate principal amount of the Junior Accrual Debentures are required on each of December 1, 2002 and 2003.

Holders of the Senior Subordinated Notes, Subordinated Debentures, and Junior Accrual Debentures have the right, subject to certain limitations, to require the Company to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change of control or in certain events from proceeds of major asset sales, as defined. The Senior Subordinated Notes, Subordinated Debentures and Junior Accrual Debentures contain various business and financial covenants which are less restrictive than those contained in the 1992 Term Loan, the 1989 Credit Agreement and the Senior Secured Notes Agreement.

Interest Rate Swaps
At December 31, 1993, the Company has interest rate swap and other hedging agreements with commercial banks which effectively fix (for remaining periods up to 3 years) the Company's interest rate on $215 million of variable rate borrowings at average all-in rates of approximately 9.1%. At December 31, 1993, the Company had $435 million of swap commitments outstanding which were marked to market in April 1993. The Company also has outstanding interest rate swap agreements related to the Securitization Program that effectively convert $95.0 million of fixed rate borrowings to a variable rate (5.6% at December 31, 1993) through December 1995, and convert $80.0 million of variable rate borrowings to a fixed rate of 7.2% through January 1996. In addition, the Company is party to interest rate swap agreements related to the Senior Unsecured Notes which effectively converts $500.0 million of fixed rate borrowings to a variable rate (8.6% at December 31, 1993) maturing at various dates through May 1995. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counter parties.

Interest costs capitalized on construction projects in 1993, 1992 and 1991 totalled $3.4 million, $4.2 million and $2.4 million, respectively. Interest payments on all debt instruments for 1993, 1992 and 1991 were $226.2 million, $257.6 million and $273.1 million, respectively.

6.  -- Income Taxes

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated.

The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 was to increase net income by $20.5 million. For 1993, application of SFAS No. 109 increased the pretax loss by $14.5 million because of increased depreciation expense as a result of the requirement to report assets acquired in prior business combinations at pretax amounts.

In adopting this new accounting principle, the Company (i) adjusted assets acquired and liabilities assumed in prior business combinations from their net-of-tax amounts to their pretax amounts and recognized the related deferred tax assets and liabilities for those temporary differences, (ii) adjusted deferred income tax assets and liabilities to statutory income tax rates and for previously unrecognized tax benefits related to certain state net operating loss carryforwards and, (iii) adjusted asset and liability accounts arising from the 1986 acquisition of CCA and the 1989 Recapitalization to recognize potential tax liabilities related to those transactions. The net effect of these adjustments on assets and liabilities was to increase inventory $23.0 million, increase property, plant and equipment and timberlands $196.5 million, increase goodwill $42.0 million, increase liabilities by $12.6 million, and increase deferred income taxes by $228.4 million.

At December 31, 1993, the Company has net operating loss carryforwards for federal income tax purposes of approximately $308.6 million
(expiring in the years 2005 through 2008), none of which are available for utilization against alternative minimum taxes.

Significant components of the Company's deferred tax assets and liabilities at December 31, 1993 are as follows:

   Deferred tax liabilities:

       Depreciation and depletion                                                                 $354.5
       Pensions                                                                                     26.7
       Other                                                                                       104.0
            Total deferred tax liabilities                                                         485.2

   Deferred tax assets:

       Retiree medical                                                                              44.6
       Other employee benefit and insurance plans                                                   70.3
       Restructuring and other charges                                                              49.3
       NOL and tax credit carryforwards                                                            108.4
       Other                                                                                        47.1
            Total deferred tax assets                                                              319.7
       Valuation allowance for deferred tax assets                                                 (24.8)
            Net deferred tax assets                                                                294.9
            Net deferred tax liabilities                                                          $190.3

Provisions for (benefit from) income taxes before extraordinary item and cumulative effect of accounting changes were as follows:

                                                                              Liability
                                                                               Method                    Deferred Method
                                                                                          Year Ended December 31,
                                                                                1993               1992              1991
Current
   Federal                                                                       $ 28.1            $(2.2)            $14.4
  State and local                                                                   2.2              2.1               1.9
                                                                                   30.3              (.1)             16.3
Deferred
   Federal                                                                        (53.5)             9.7              (7.1)
   State and local                                                                  6.0               .4                .8
   Benefits of net operating loss carryforwards                                   (71.5)
                                                                                 (119.0)            10.1              (6.3)
Adjustment of deferred tax assets and
   liabilities for enacted tax rate change                                          5.7
                                                                                 $(83.0)           $10.0             $10.0

The Company increased its deferred tax assets and liabilities in 1993 as a result of legislation enacted during 1993 increasing the corporate federal statutory tax rate from 34% to 35% effective January 1, 1993.

The Internal Revenue Service completed the examination of the Company's consolidated federal income tax returns for 1987 and 1988. The provision for current taxes includes settlement of the additional tax liabilities.

The components of the provision for (benefit from) deferred taxes were as follows:

                                                                                            Year Ended December 31,
                                                                                  1992                               1991
   Depreciation and depletion                                                     $15.2                              $21.8
   Alternative minimum tax                                                         10.2                               (7.5)
   Tax loss carryforwards                                                         (24.3)                              (9.7)
   Equity in affiliates                                                             6.8                                3.2
   Other employee benefits                                                           2.7                              (10.7)
   Other, net                                                                       (.5)                              (3.4)

                                                                                  $10.1                              $(6.3)

A reconciliation of the difference between the statutory Federal income tax rate and the effective income tax rate as a percentage of loss before income taxes, equity in earnings (loss) of affiliates, extraordinary item, and cumulative effect of accounting changes is as follows:

                                                       																								Liability
                                                                                 Method                Deferred Method
                                                                                          Year Ended December 31,
																																						                                           1993       				 	1992       							1991
   U.S. Federal statutory rate                                                  (35.0%)          (34.0%)           (34.0%)
   Adjustment of deferred tax assets
       and liabilities for enacted
       tax rate change                                                            2.2
   State and local taxes, net
       of Federal tax benefit                                                    (2.0)             5.8               7.3
   Permanent differences from applying
       purchase accounting                                                        3.5             62.7              65.4
   Taxes on foreign distributions                                                  .1               .8               4.5
   Effect of valuation allowances on
       deferred tax assets, net of
       Federal benefit                                                            1.2
   Other, net                                                                    (1.8)             1.5              (2.1)
                                                                                (31.8%)           36.8%             41.1%

The Company made income tax payments of $33.0 million, $6.6 million, and $5.9 million in 1993, 1992, and 1991, respectively.

7.  -- Employee Benefit Plans

Pension Plans
The Company sponsors noncontributory defined benefit pension plans covering substantially all employees not covered by multi-employer plans. Plans that cover salaried and management employees provide pension benefits that are based on the employee's five highest consecutive calendar years' compensation during the last ten years of service. Plans covering non-salaried employees generally provide benefits of stated amounts for each year of service. These plans provide reduced benefits for early retirement. The Company's funding policy is to make minimum annual contributions required by applicable regulations. The Company also participates in several multi-employer pension plans, which provide defined benefits to certain union employees.

In order to minimize significant year-to-year fluctuations in pension cost caused by financial market volatility, the Company changed, effective as of January 1, 1993 the method of accounting used for determining the market-related value of plan assets. The method changed from a fair market value to a calculated value that recognizes all changes in a systematic manner over a period of four years and eliminates the use of a corridor approach for amortizing gains and losses. The effect of this change on 1993 results of operations, including the cumulative effect of prior years, was not material.

Assumptions used in the accounting for the defined benefit plans were:

                                                                                  1993             1992             1991
   Weighted average discount rates                                                 7.6%            8.75%            9.0%
   Rates of increase in compensation levels                                        4.0%            5.5%             6.0%
   Expected long-term rate of return on assets                                    10.0%           10.0%            10.0%

The components of net pension income for the defined benefit plans and the total contributions charged to pension expense for the multi-employer plans follows:

                                                                                          Year Ended December 31,
                                                                                  1993             1992            1991
Defined benefit plans:
   Service cost-benefits earned during the period                                $ 12.7           $ 12.1          $ 11.3
   Interest cost on projected benefit obligations                                  54.0             50.1            47.6
   Actual return on plan assets                                                   (91.1)           (26.4)         (147.9)
   Net amortization and deferral                                                    8.8            (54.6)           80.3
Multi-employer plans                                                                2.2              2.1             1.5
       Net pension income                                                        $(13.4)          $(16.7)         $ (7.2)

The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31 for the Company's and its subsidiaries' defined benefit pension plans:

                                                                                          1993                     1992
Actuarial present value of benefit obligations:
   Vested benefit obligations                                                            $616.7                   $530.5

   Accumulated benefit obligations                                                       $664.3                   $543.0

   Projected benefit obligations                                                         $716.0                   $599.0
Plan assets at fair value                                                                 778.1                    729.2
Plan assets in excess of projected benefit obligations                                     62.1                    130.2
Unrecognized net (gain) loss                                                               34.5                    (45.2)
Unrecognized net asset at December 31,
   being recognized over 14 to 15 years                                                   (29.2)                   (33.2)
Net pension asset                                                                        $ 67.4                   $ 51.8

Approximately 44% of plan assets at December 31, 1993 are invested in cash equivalents or debt securities and 56% are invested in equity securities, including common stock of JS Group having a market value of $87.7 million.

Postretirement Health Care and Life Insurance Benefits
The Company provides certain health care and life insurance benefits for all salaried and certain hourly employees. The Company has various plans under which the cost may be borne either by the Company, the employee or partially by each party. The Company does not currently fund these plans. These benefits are discretionary and are not a commitment to long-term benefit payments. The plans were amended effective January 1, 1993 to allow employees who retire on or after January 1, 1994 to become eligible for these benefits only if they retire after age 60 while working for the Company.


Effective January 1, 1993, the Company adopted SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions", which requires companies to accrue the expected cost of retiree benefit payments, other than pensions, during employees' active service period. The Company elected to immediately recognize the accumulated liability, measured as of January 1, 1993. The cumulative effect of this change in accounting principle resulted in a charge of $37.0 million (net of income tax benefits of $21.9 million). The Company had previously recorded an obligation of $36.0 million in connection with prior business combinations. The net periodic postretirement benefit cost for 1993 was $9.8 million. In 1992 and 1991, the cost of the postretirement benefits was recognized as claims were paid and was $6.4 million and $5.3 million, respectively.

The following table sets forth the accumulated postretirement benefit obligation ("APBO") with respect to these benefits as of December 31, 1993:

   Retirees                                                                              $ 58.3
   Active Employees                                                                        51.8
   Total accumulated postretirement benefit obligation                                    110.1
   Unrecognized net loss                                                                  (11.9)
   Accrued postretirement benefit cost                                                   $ 98.2

Net periodic postretirement benefit cost for 1993 included the following components:

   Service cost of benefits earned                                                        $ 1.5
   Interest cost on accumulated postretirement
       benefit obligation                                                                   8.3
   Net periodic postretirement benefit cost                                               $ 9.8

A weighted-average discount rate of 7.6% was used in determining the APBO at December 31, 1993. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits ("healthcare cost trend rate") was 11%, with an annual decline of 1% until the rate reaches 5%. The effect of a 1% increase in the assumed healthcare cost trend rate would increase both the APBO as of December 31, 1993 by $5.7 million and the annual net periodic postretirement benefit cost for 1993 by $.8 million.

1992 Stock Option Plan
Effective August 26, 1992, Holdings adopted the Holdings 1992 Stock Option Plan (the "Plan") which replaced the 1990 Long-Term Management Incentive Plan. Under the Plan, selected employees of JSC and its affiliates and subsidiaries are granted non-qualified stock options, up to a maximum of 603,656 shares, to acquire shares of common stock of Holdings. The stock options are exercisable at a price equal to the fair market value, as defined, of Holdings' common stock on the date of grant. The options vest pursuant to the schedule set forth for each option and expire upon the earlier of twelve years from the date of grant or termination of employment. The stock options become exercisable upon the earlier of the occurrence of certain trigger dates, as defined, or eleven years from the date of grant. Options for 494,215 and 502,645 shares, were outstanding at December 31, 1993 and 1992, respectively at an exercise price of $100.00, none of which were exercisable.

8.  -- Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum lease payments at December 31, 1993, required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are $30.3 million in 1994, $22.5 million in 1995, $15.5 million in 1996, $11.3 million in 1997, $8.3 million in 1998 and $19.1 million thereafter.

Net rental expense was $45.0 million, $42.2 million, and $38.7 million for 1993, 1992 and 1991, respectively.

9. -- Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                                                          December 31
                                                                                  1993                          1992
                                                                        Carrying          Fair        Carrying         Fair
                                                                          Amount         Value         Amount         Value

   Cash and cash equivalents                                                    44.2          44.2        45.0         45.0
   Long-term debt, including current maturities                              2,629.4       2,686.4     2,535.4      2,540.4
   Loss on interest rate swap agreements                                                      (3.9)                   (35.5)

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the interest rate swap agreements is the estimated amount the Company would pay, net of accrued interest expense, to terminate the agreements at December 31, 1993, taking into account current interest rates and the current credit worthiness of the swap counterparties.

10. -- Restructuring Charge

During 1993, the Company recorded a pretax charge of $96.0 million to recognize the effects of a restructuring program designed to improve the Company's long-term competitive position. The charge includes a provision for direct expenses associated with plant closures, reductions in workforce, realignment and consolidation of various manufacturing operations and write-downs of nonproductive assets.

11. -- Contingencies

During 1993, the Company recorded a pretax charge of $54.0 million of which $39.0 million represents asbestos and PCB removal, solid waste cleanup at existing and former operating sites, and expenses for response costs at various sites where the company has received notice that it is a potentially responsible party.

The Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against the Company cannot be predicted with certainty, the management of the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial condition or results of operation.

12. -- Business Segment Information

The Company's business segments are paperboard/packaging products and newsprint. Substantially all the Company's operations are in the United States. The Company's customers represent a diverse range of industries including paperboard and paperboard packaging, consumer products, wholesale trade, retailing, agri-business, and newspaper publishing located throughout the United States. Credit is extended based on an evaluation of the customer's financial condition. The paperboard/packaging products segment includes the manufacture and distribution of containerboard, boxboard and cylinderboard, corrugated containers, folding cartons, fibre partitions, spiral cores and tubes, labels and flexible packaging. A summary by business segment of net sales, operating profit, identifiable assets, capital expenditures and depreciation, depletion and amortization follows:

                                                                                           Year Ended December 31,
                                                                           1993                1992               1991
Net sales
   Paperboard/packaging products                                         $2,699.5            $2,751.0           $2,653.9
   Newsprint                                                                248.1               247.4              286.2
                                                                         $2,947.6            $2,998.4           $2,940.1

Operating profit (loss)
   Paperboard/packaging products                                         $   13.3            $  281.4           $  273.0
   Newsprint                                                                (21.4)              (10.3)              36.4
       Total operating profit (loss)                                         (8.1)              271.1              309.4
   Interest expense, net                                                   (252.7)             (298.3)            (333.7)
       Loss before income taxes, equity in
         earnings (loss) of affiliates,
         minority interests, extraordinary
         item, and cumulative effect
         of accounting changes                                           $ (260.8)           $  (27.2)          $  (24.3)

Identifiable assets
   Paperboard/packaging products                                         $2,153.4            $1,960.6           $1,971.6
   Newsprint                                                                224.9               235.1              253.1
   Corporate assets                                                         218.8               240.7              235.4
                                                                         $2,597.1            $2,436.4           $2,460.1

Capital expenditures
   Paperboard/packaging products                                         $  107.2            $   91.6           $  114.7
   Newsprint                                                                 10.2                 6.3                4.2
                                                                         $  117.4            $   97.9           $  118.9

Depreciation, depletion and amortization
   Paperboard/packaging products                                         $  115.2            $  121.2           $  116.7
   Newsprint                                                                 15.6                13.7               13.3
                                                                         $  130.8            $  134.9           $  130.0

Sales and transfers between segments are not material. Export sales are less than 10% of total sales. Corporate assets consist principally of cash and cash equivalents, refundable and deferred income taxes, investments in affiliates, deferred debt issuance costs and other assets which are not specific to a segment.

13. -- Summarized Financial Information of CCA

Summarized below is financial information for CCA which is the issuer of the Senior Subordinated Notes, Senior Unsecured Notes, Subordinated Debentures and Junior Accrual Debentures.

Condensed Consolidated Balance Sheets
                                                                                                     December 31,
                                                                                          1993                      1992
Assets
  Current assets                                                                      $  448.1                    $  365.7
  Property and timberlands - net                                                       1,073.5                       944.5
  Due from JSC                                                                         1,244.3                     1,221.5
  Deferred debt issuance costs                                                            50.5                        64.8
  Goodwill                                                                                93.7                        54.2
   Other assets                                                                           54.8                        46.0
                                                                                      $2,964.9                    $2,696.7

Liabilities and Stockholder's Deficit
  Current liabilities                                                                 $  264.4                    $  268.4
  Long-term debt                                                                       2,378.4                     2,273.4
  Deferred income taxes and other liabilities                                            371.6                       165.2
  Stockholder's deficit                                                                  (49.5)                      (10.3)

                                                                                      $2,964.9                    $2,696.7


Condensed Consolidated Statements of Operations
                                                                                             Year Ended December 31,
                                                                           1993                1992                 1991

   Net sales                                                             $1,931.6            $2,014.4             $1,947.6
   Cost of goods sold                                                     1,647.4             1,655.3              1,587.4
   Selling and administrative expenses                                      141.8               141.6                136.2
   Other                                                                     65.0
   Interest expense                                                         237.4               277.3                313.6
   Interest income from JSC                                                 173.2               160.1                159.6
   Other income                                                                .1                 5.0                  2.4
       Income before income taxes,
            extraordinary item, and cumulative
            effect of accounting change                                      13.3               105.3                 72.4
   Provision for income taxes                                                10.0                51.0                 39.0

       Income before extraordinary item and
            cumulative effect of accounting change                            3.3                54.3                 33.4

   Extraordinary item
       Loss from early extinguishment of debt,
       net of income tax benefits of $21.7
       in 1993 and $25.5 in 1992                                            (37.8)              (49.1)

   Cumulative effect of accounting change
       for postretirement benefits, net of
       income tax benefit of $2.7 million                                    (4.7)

       Net income (loss)                                                 $  (39.2)           $    5.2             $   33.4

Intercompany loans to the Company made in connection with the 1989 Recapitalization ($1,262.0 million at December 31, 1993) are classified as long-term by CCA and are evidenced by a demand note which bears interest at 12.65%, which was the weighted average interest rate applicable to the bank credit facilities and the various debt securities sold in connection with the 1989 Recapitalization. Term loans to the Company under the Securitization Program ($262.5 million at December 31,
1993) are included in CCA's current assets and bear interest at the average borrowing rate under the Securitization Program (6.56% at December 31, 1993). Other amounts advanced to or from the Company are non-interest bearing.


14. -- Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                                                   First           Second          Third            Fourth
                                                                  Quarter          Quarter         Quarter          Quarter

  1993
       Net sales                                                   $735.9          $734.9           $745.7          $731.1
       Gross profit                                                 100.1            99.4             95.8            79.2
       Income (loss) from operations<F3>                             39.8            40.0           (111.6)           17.1
       Loss before extraordinary item
            and cumulative effect of
            accounting changes                                      (15.5)          (14.6)          (116.7)          (27.8)
       Loss from early extinguishment
            of debt                                                                 (37.8)
       Cumulative effect of changes in
            accounting principles
               Postretirement benefits                              (37.0)
               Income taxes                                          20.5
       Net loss                                                     (32.0)          (52.4)          (116.7)          (27.8)

  1992
       Net sales                                                   $741.9          $749.0           $773.0          $734.5
       Gross profit                                                 110.7           121.5            140.5           126.4
       Income from operations                                        53.7            65.3             83.6            65.1
       Income (loss) before
          extraordinary item                                        (19.9)          (11.3)             1.6            (4.4)
       Loss from early extinguishment
            of debt                                                                                  (49.8)
       Net loss                                                     (19.9)          (11.3)           (48.2)           (4.4)

<F3>   In the third quarter of 1993, the Company recorded a pretax charge of $96.0 million to recognize the effects of a restructuring program designed to improve the Company's long term competitive position and recorded a pretax charge of $54.0 million relating primarily to environmental matters.

15. -- Subsequent Events

Holdings has filed with the Securities and Exchange Commission ("SEC") a Registration Statement on Form S-1 relating to the offering of 25,551,786 shares of common stock. JSC has filed with the SEC a Registration Statement on Form S-2 relating to the offering of $300 million of Senior Notes due 2004 and $100 million of Senior notes due 2002. In addition, JSC has obtained a new $1.65 billion bank facility. The proceeds from the debt and equity offerings and the new bank facility will be used to repay the 1992 Term Loan, the 1989 Term Loan and revolving credit facility, the Senior Secured Notes and the subordinated debentures and related premiums.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

         FINANCIAL DISCLOSURE

None

                                                          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth the names and ages of the directors of each of JSC and CCA. The Board of Directors is currently comprised of six directors, three of whom, the Class B Directors, were nominees of MSLEF II and three of whom, the Class A Directors, were nominees of Smurfit Packaging as provided in the Organization Agreement.

                                                     Name                 Age
                                                Michael W.J. Smurfit      57
                                                Howard E. Kilroy          58
                                                James E. Terrill          60
                                                Donald P. Brennan         53
                                                Alan E. Goldberg          39
                                                David R. Ramsay           30

Following completion of the Offerings and pursuant to the Stockholders Agreement (as described below), the Company intends to expand its Board of Directors to include two additional directors, one of whom will be designated by, but not affiliated with SIBV and, one of whom will be designated by, but not affiliated with MSLEF II.

Upon consummation of the Offerings, the current Board of Directors of each of JSC and CCA will be divided into three classes of directors serving staggered three-year terms. The terms of office of Messrs. Terrill and Ramsay expire in 1995, of Messrs. Kilroy and Goldberg expire in 1996 and of Messrs. Smurfit and Brennan expire in 1997. The terms of office of the additional unaffiliated directors who are to be designated by MSLEF II and SIBV as described above shall expire in 1995 and 1996, respectively.

Executive Officers

The following table sets forth the names and ages of the executive officers of each of JSC and CCA and the positions they will hold immediately prior to the consummation of the Offerings.

        Name                       Age             Position
  Michael W.J. Smurfit             57    Chairman of the Board and Director
  James E. Terrill                 60    President, Chief Executive Officer
																																									and Director
  Howard E. Kilroy                 58    Senior Vice President and Director
  Richard W. Graham                59    Senior Vice President and General
																																									Manager - Folding Carton and
																																									Boxboard Mill Division
  C. Larry Bradford                57    Vice President - Sales and Marketing
  Raymond G. Duffy                 52    Vice President - Planning

        Name                       Age             Position
  Michael C. Farrar                53    Vice President - Environmental and
																																									Governmental Affairs
  John R. Funke                    52    Vice President and Chief
                                         Financial Officer
  Richard J. Golden                52    Vice President - Purchasing
  Michael F. Harrington            53    Vice President - Personnel and
																																									Human Resources
  Alan W. Larson                   55    Vice President and General Manager -
																																									Consumer Packaging Division
  Edward F. McCallum               59    Vice President and General Manager -
																																									Container Division
  Lyle L. Meyer                    57    Vice President
  Patrick J. Moore                 39    Vice President and Treasurer
  David C. Stevens                 59    Vice President and General Manager -
                                         Smurfit Recycling Company
  Truman L. Sturdevant             59    President of SNC
  Michael E. Tierney               45    Vice President and General Counsel
                                         and Secretary
  Richard K. Volland               55    Vice President - Physical
                                         Distribution
  William N. Wandmacher            51    Vice President and General Manager -
                                         Containerboard Mill Division
  Gary L. West                     51    Vice President and General Manager -
                                         Industrial Packaging Division

Biographies

C. Larry Bradford has been Vice President - Sales and Marketing since January 1993. He served as Vice President and General Manager - Container Division from February 1991 until October 1992. Prior to that time, he was Vice President and General Manager of the Folding Carton and Boxboard Mill Division from January 1983 to February 1991.

Donald P. Brennan joined MS&Co. in 1982 and has been a Managing Director since 1984. He is responsible for MS&Co.'s Merchant Banking Division and is Chairman and President of Morgan Stanley Leveraged Equity Fund II, Inc. ("MSLEF II, Inc.") and Chairman of Morgan Stanley Capital Partners III, Inc. ("MSCP III, Inc."). Mr. Brennan serves as Director of Agricultural Minerals and Chemicals, Inc., Agricultural Minerals Corporation, Coltec Industries Inc, Fort Howard Corporation, Hamilton Services Limited, PSF Finance Holdings, Inc., Shuttleway, A/S Bulkhandling and Stanklav Holdings, Inc. Mr. Brennan is also Deputy Chairman and Director of Waterford Wedgwood plc.

Raymond G. Duffy has been Vice President - Planning since July 1983 and served as Director of Corporate Planning from 1980 to 1983.

Michael C. Farrar was appointed Vice President - Environmental and Governmental Affairs in March 1992. Prior to Joining JSC, he was
Vice President of the American Paper Institute and the National
Forest Products Association for more than 5 years.

John R. Funke has been Vice President and Chief Financial Officer since April 1989 and was Corporate Controller and Secretary from 1982 to April 1989.

Richard J. Golden has been Vice President - Purchasing since
January 1985 and was Director of Corporate Purchasing from October 1981 to January 1985. In January 1994, he was assigned responsibility for world-wide purchasing for JS Group.

Alan E. Goldberg has been a member of MS&Co.'s Merchant Banking Division since its formation in 1985 and a Managing Director of MS&Co. since 1988. Mr. Goldberg is a member of the Finance Committee of MS&Co. Mr. Goldberg is Chairman and President of Morgan Stanley Leveraged Equity Fund I, Inc., a Delaware corporation and is a Director of MSLEF II, Inc. and is a Vice Chairman and a Director of MSCP III, Inc. Mr. Goldberg also serves as Director of Agricultural Minerals and Chemicals, Inc., Agricultural Minerals Corporation, Amerin Guaranty Corporation, CIMIC Holdings Limited, Centre Cat Limited and Hamilton Services Limited.

Richard W. Graham was appointed Senior Vice President and General Manager - Folding Carton and Boxboard Mill Division in February 1994. He served as Vice President and General Manager - Folding Carton and Boxboard Mill Division from February 1991 to January 1994. Mr. Graham was Vice President and General Manager - Folding Carton Division from October 1986 to February 1991. Mr. Graham joined CCA in 1959 and has served in various management positions, becoming Group Vice President of Administration for CCA in 1984.

Michael F. Harrington was appointed Vice President - Personnel and Human Resources in January 1992. Prior to Joining JSC, he was
Corporate Director of Labor Relations/Safety and Health with Boise Cascade Corporation for more than 5 years.

Howard E. Kilroy has been Chief Operations Director of JS Group since 1978 and President of JS Group since October 1986. Mr. Kilroy was a member of the Supervisory Board of SIBV from January 1978 to January 1992. He has been a Director of JSC since 1979 and Senior Vice President for over 5 years. In addition, he is Governor (Chairman) of Bank of Ireland and a Director of Aran Energy plc.

Alan W. Larson has been Vice President and General Manager -
Consumer Packaging Division since October 1988.  Prior to joining
JSC in 1988, he was Executive Vice President of The Black and
Decker Corporation.

Edward F. McCallum has been Vice President and General Manager - Container Division since October 1992. He served as Vice President and General Manager of the Industrial Packaging Division from January 1991 to October 1992. Prior to that time, he served in various positions in the Container Division since joining JSC in 1971.

Lyle L. Meyer has been Vice President since April 1989. He has also been President of Smurfit Pension and Insurance Services
Company since 1982.

Patrick J. Moore has been Vice President and Treasurer since February 1993. He was Treasurer from October 1990 to February 1993. Prior to joining JSC in 1987 as Assistant Treasurer, Mr. Moore was with Continental Bank in Chicago where he served in various corporate lending, international banking and administrative capacities.

David R. Ramsay is a Vice President of MS&Co.'s Merchant Banking Division where he has worked since his graduation from business school in 1989. Mr. Ramsay also serves as a Director of Agricultural Minerals and Chemicals, Inc., Agricultural Minerals Corporation, ARM Financial Group Inc., Hamilton Services Limited and Stanklav Holdings, Inc. and is President and a Director of PSF Finance Holdings, Inc.

Michael W.J. Smurfit has been Chairman and Chief Executive Officer of JS Group since 1977. Dr. Smurfit has been a Director of JSC since 1979 and Chairman of the Board since September 1983. He was Chief Executive Officer from September 1983 to July 1990.

David C. Stevens has been Vice President and General Manager - Smurfit Recycling Company since January 1993. He joined JSC in 1987 as General Sales Manager and was named Vice President later that year. He held various management positions with International Paper and was President of Mead Container Division prior to joining JSC.

Truman L. Sturdevant has been President of SNC since February 1993. He was Vice President and General Manager of SNC from August 1990 to February 1993. Mr. Sturdevant joined the Company in 1984 as Vice President and General Manager of the Oregon City newsprint mill.

James E. Terrill was named a Director and President and Chief Executive Officer in February 1994. He served as Executive Vice President - Operations from August 1990 to February 1994. He also served as Executive Vice President of SNC from February 1993 to February 1994. He was President of SNC from February 1986 to February 1993. He served as Vice President and General Manager - Industrial Packaging Division of JSC from 1979 to February 1986.

Michael E. Tierney has been Vice President and General Counsel and Secretary since January 1993. He served as Senior Counsel and
Assistant Secretary since joining JSC in 1987.

Richard K. Volland has been Vice President - Physical Distribution since 1978.

William N. Wandmacher has been Vice President and General Manager - Containerboard Mill Division since January 1993. He served as Division Vice President - Medium Mills from October 1986 to January 1993. Since joining the Company in 1966, he has held increasingly responsible positions in production, plant management and planning, both domestic and foreign.

Gary L. West has been Vice President and General Manager - Industrial Packaging Division since October 1992. He served as Vice President - Converting and Marketing for the Industrial Packaging Division from January 1991 to October 1992. Prior to that time, he held various management positions in the Container and Consumer Packaging divisions since joining JSC in 1980.

Provisions of Stockholders Agreement Pertaining to Management

The Stockholders Agreement will provide that SIBV and MS Holders (as defined in the Stockholders Agreement and which term includes the MSLEF II Associated Entities and, with respect to certain of their shares, includes the Direct Investors (as defined below)) shall vote their shares of Holdings Common Stock, or grant an irrevocable proxy to MSLEF II to vote their shares of Common Stock, to elect as directors of Holdings (a) four individuals selected by SIBV (each, an "SIBV Nominee") one of whom shall be the Chief Executive Officer and one of whom shall not be affiliated with SIBV, Holdings, JSC or CCA (an "SIBV Unaffiliated Director") and
(b) four individuals selected by MSLEF II (each, a "MSLEF II

Nominee"), one of whom shall not be affiliated with MSLEF II, Holdings, JSC or CCA (a "MSLEF II Unaffiliated Director"), if (i) the MS Holders collectively own more than 10% of the outstanding Holdings Common Stock or SIBV owns less than 25% of the outstanding Holdings Common Stock and the MS Holders shall not have received the Initial Return (as defined below) ("Tier 1") or (ii) the MS Holders collectively own 30% or more of the outstanding Holdings Common Stock or the MS Holders collectively own a greater number of voting shares than SIBV and the MS Holders shall have collectively received the Initial Return ("Tier 2"); provided however, that in the event that the MS Holders collectively own 7 1/2% or more and less than 30% of the outstanding Holdings Common Stock and have collectively received the Initial Return, then SIBV shall not be required to have one of its nominees be an SIBV Unaffiliated Director and the four MSLEF II Nominees shall include two MSLEF II Unaffiliated Directors; provided, further, that in the event that the MS Holders collectively own 6% or more but less than 7 1/2% of the outstanding Holdings Common Stock and have collectively received the Initial Return, then SIBV shall nominate four SIBV Nominees (one of whom shall be the Chief Executive Officer), MSLEF II shall nominate two MSLEF II Nominees and Holdings' Board of Directors shall nominate two persons to the Board of Directors who shall be reasonably acceptable to MSLEF II and SIBV. Unless MSLEF II determines otherwise, MSLEF II, except MSLEF II Unaffiliated Directors, Nominees shall be Managing Directors, Principals or Vice Presidents of MS&Co. The Stockholders Agreement defines "Initial Return" to mean the receipt, as dividends or as a result of sales of shares of Holdings Common Stock, of $400 million in cash or certain other property (or a combination thereof) collectively by the MS Holders. For purposes of calculating the Initial Return, shares which MSLEF II or Equity Investors (as defined below) distributes to its partners will be deemed to have been sold at the closing sales price per share as of the date such distribution is declared. Calculations made for purposes of the foregoing shall not give effect to shares of Holdings Common Stock purchased after the date of the closing of the Offerings (other than shares of Common Stock purchased by SIBV pursuant to the preemptive rights set forth in the Stockholders Agreement). In addition, notwithstanding the termination of the Stockholders Agreement upon the MS Holders ceasing to own six percent or more of the Holdings Common Stock, so long as MSLEF II or MSLEF II, Inc. and its affiliates own Holdings Common Stock with a market value of at least $25 million, MSLEF II shall be entitled to designate, and SIBV shall vote its shares of Holdings Common Stock for the election of, one nominee to the Board of Directors of Holdings (who need not be a MSLEF II Unaffiliated Director).

Pursuant to the terms of the Stockholders Agreement, SIBV and MSLEF II will each be entitled to designate four nominees to Holdings' Board of Directors upon the consummation of the Recapitalization Plan (excluding the Subordinated Debt Refinancing). Such designees include, in the case of SIBV, Michael W.J. Smurfit, Howard E. Kilroy, James E. Terrill and, in the case of MSLEF II, Donald P. Brennan, Alan E. Goldberg and David R. Ramsay. The MSLEF II Unaffiliated Director and the SIBV Unaffiliated Director will be named following completion of the Offerings. See "--Directors". Pursuant to the Stockholders Agreement, SIBV and MSLEF II have agreed to ensure the election of only eight directors (unless they otherwise agree). In addition, the MS Holders and SIBV have agreed pursuant to the Stockholders Agreement to use their best efforts to cause their respective nominees to resign from the Holdings' Board of Directors and to cause the remaining Directors, subject to their fiduciary duties, to fill the resulting vacancies, if and to the extent changes in directors are necessary in order to reflect the Board representation contemplated by the Stockholders Agreement.

Pursuant to the Stockholders Agreement, the Board of Directors of Holdings shall have all powers and duties and the full discretion to manage and conduct the business and affairs of Holdings as may be conferred or imposed upon a board of directors pursuant to
Section 141 of the Delaware General Corporation Law; provided, however, that if the MS Holders' collective ownership of Holdings Common Stock shall be in Tier 1 or Tier 2, approval of certain specified actions shall require approval of (a) the sum of one and a majority of the entire Board of Directors of the Company present at a meeting of the Board of Directors and (b) two directors who are SIBV Nominees and two directors who are MSLEF II Nominees (the "Required Majority"). Without limiting the foregoing, unless the MS Holders collectively own 6% or more but less than 7 1/2% of the Holdings Common Stock during any period when Holdings' Board of Directors does not consist of eight members (or such greater number of members as may be agreed to by SIBV, MSLEF II and Holdings) then all actions of the Board of Directors shall require approval of at least one director who is a SIBV Nominee and one director who is a MSLEF II Nominee. The specified corporate actions that must be approved by a Required Majority include the amendment of the certificate of incorporation or by-laws of Holdings or any of its subsidiaries; the issuance, sale, purchase or redemption of securities of Holdings or any of its subsidiaries; the establishment of and appointments to the Audit Committee of Holdings' Board of Directors; certain sales of assets or investments in, or certain transactions with, JS Group or its affiliates in excess of a specified amount or any other person in excess of other specified amounts; certain mergers, consolidations, dissolutions or liquidations of Holdings or any of its subsidiaries; the filing of a petition in bankruptcy; the setting aside or making of any payment or distribution by way of dividend or otherwise to the stockholders of Holdings or any of its subsidiaries; the incurrence of new indebtedness, the creation of liens or guarantees, the institution, termination or settlement of material litigation, the surrender of property or rights, making certain investments, commitments, capital expenditures or donations, in each case in excess of certain specified amounts; entering into any lease (other than a capitalized lease) of any assets of Holdings located in any one place having a book value in excess of a specified amount; the entering into any agreement or material transaction between Holdings and a director or officer of Holdings, JSC, JS Group, CCA, SIBV or MSLEF II or their affiliates; the replacement of the independent accountants for Holdings or any of its subsidiaries or modification of significant accounting methods; the amendment or termination of Holdings' 1992 Stock Option Plan; except as provided in the Stockholders Agreement, the election or removal of directors and officers of each of JSC and CCA; and any decision regarding registration, except as provided in the Registration Rights Agreement.

Pursuant to the Stockholders Agreement, SIBV and MSLEF II shall use their best efforts to cause their respective designees to Holdings' Board of Directors to elect directors to the Boards of Directors of JSC and CCA in an analogous manner. It is currently anticipated that the directors of Holdings, JSC and CCA will be the same individuals.

Committees

Following consummation of the Offerings, there will be four committees of the Boards of Directors of each of Holdings, JSC and CCA; the Executive Committee, the Compensation Committee, the Audit Committee and the Appointment Committee, which committee shall, among other things, select, replace or remove officers. The

Stockholders Agreement provides that SIBV and MSLEF II will use their best efforts to cause their respective designees on the Holdings Board of Directors, subject to their fiduciary duties, to
(i) insure that MSLEF II Nominees constitute a majority of the members on the Compensation Committee and any other committees which administer any option or incentive plan of Holdings and the Company and (ii) subject to certain limitations (including limitations based on the percentage stock ownership of the MS Holders and/or SIBV), insure that (a) SIBV Nominees constitute a majority of the members, and a MSLEF II Nominee is a member, of the Appointment Committee and (b) nominees of the SIBV Nominees for officers of Holdings, JSC and CCA (other than Chief Financial Officer), and a nominee of the MSLEF II Nominee for Chief Financial Officer of Holdings, JSC and CCA, are appointed or elected to such positions, whether by the Appointment Committee or the Board of Directors. In addition, SIBV and MSLEF II shall use their best efforts to cause their respective designees on Holdings' Board of Directors, subject to their fiduciary duties, to cause the officers of Holdings to be the respective officers of each of JSC and CCA, unless SIBV and MSLEF II otherwise agree. Appointments to the committees listed above will be made following consummation of the Offerings.

Director Compensation

Prior to the completion of the Offerings, no directors of Holdings, JSC and CCA received any fees for their services as directors; however, the directors were reimbursed for their travel expenses in connection with their attendance at board meetings. Following the completion of the Offerings, each of Holdings, JSC and CCA intends to reimburse all its directors for their travel expenses in connection with their attendance at board meetings and to pay all its directors who are not officers an annual fee of $35,000 plus $2,000 for attendance at each meeting which is in excess of four meetings per year.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") during 1993.

                                                                                          Long Term
                                                                                         Compensation
                                                                                            Awards
                                                        Annual Compensation              Securities   All Other
                                                                         Other Annual     Underlying Compensation($)
Name and Principal Position           Year     Salary($)<F4>  Bonus($)  Compensation($)   Options #<F5>  <F6><F7><F8>

Michael W.J. Smurfit,                 1993       $832,369     $      0      $30,000              0       $16,775
Chairman of the Board                 1992        793,273      526,605            0      1,026,000        15,764
                                      1991        705,033            0            0              0        14,042

James E. Terrill, President           1993        440,000            0       17,318              0        19,545
and Chief Executive Officer,          1992        367,500      243,477          944        181,000        16,346
formerly Executive Vice               1991        326,667            0          555              0        18,554
President-Operations <F9>


Alan W. Larson, Vice President        1993        292,600      121,558            0              0         8,068
and General Manager - Consumer        1992        280,000      121,238        1,881         45,000         7,658
Packaging Division                    1991        236,133       95,634        2,054              0         3,500


C. Larry Bradford, Vice President-    1993        369,000            0       18,209              0        15,085
Sales and Marketing                   1992        353,000        3,644        1,361        121,000        13,658
                                      1991        299,600       23,370        2,408              0         3,500


James B. Malloy, former President,    1993       992,000             0       17,867              0        21,902
Chief Executive Officer and           1992       945,000       626,082        8,003        724,000        23,294
Chief Operating Officer <F9>          1991       840,000             0        7,955              0        20,909


<f4)     The salary amounts for 1991 reflect a 10% salary reduction for each officer, implemented during 1991 to help offset the impact of the recession. The salary reductions were in place for the period of April 1, 1991 to December 15, 1991.

<F5>     Gives effect to the Reclassification, pursuant to which, prior to the consummation of the Equity Offerings, Holdings' five classes of common stock will be converted into one class, on a basis of ten shares of Holdings Common Stock for each share of stock outstanding of each of the old classes (the "Reclassification").

<F6>     1993 totals consist of a $3,500 Company contribution to the
         Company's Savings Plan (the "Savings Plan") for each Named Executive Officer (other than Dr. Smurfit) and Company-paid split-dollar term life insurance premiums for Dr. Smurfit ($16,775) and Messrs. Malloy ($12,061), Terrill ($16,045),
         Larson ($4,568) and Bradford ($11,585). Mr. Malloy also had reportable (above 120% of the applicable federal long-term rate) earnings equal to $6,341 credited to his account under the Company's Deferred Compensation Capital Enhancement Plan (the "Deferred Compensation Plan").

<F7>     1992 totals consist of $3,500 Company contribution to the
         Savings Plan for each Named Executive Officer (other than Dr. Smurfit) and Company-paid split-dollar term life insurance premiums for Dr. Smurfit ($15,764) and Messrs. Malloy ($13,255), Terrill ($12,846), Larson ($4,158) and Bradford
         ($10,158). Mr. Malloy also had reportable earnings of $6,539 credited to his account under the Deferred Compensation Plan.

<F8>     1991 totals consist of $3,500 Company contribution to the
         Savings Plan for each Named Executive Officer (other than Dr. Smurfit) and Company-paid split-dollar term life insurance premiums for Dr. Smurfit ($14,042) and Messrs. Malloy ($11,373), Terrill ($10,493), Larson ($3,665) and Bradford
         ($8,081). Mr. Malloy also had reportable earnings of $6,036 credited to his account under the Deferred Compensation Plan. Mr. Terrill received a moving allowance of $4,561.

<F9>     As of February 1, 1994, James B. Malloy retired as President,
         Chief Executive Officer and Chief Operating Officer, and James
         E. Terrill succeeded to Mr. Malloy's positions as President and Chief Executive Officer. Previously, Mr. Terrill was the Executive Vice President - Operations.

Prior to consummation of the Offerings, the Company intends to pay aggregate cash bonuses of $7.62 million to a number of its and its affiliates' officers, including approximately $1,964,000, $347,000, $87,000, $231,000 and $1,386,000 to Messrs. Smurfit, Terrill,
Larson, Bradford and Malloy, respectively, and $1.77 million to officers of JS Group and its affiliates (other than Michael W.J. Smurfit). In addition, the Company paid approximately $2.9 million of bonuses to other employees of the Company in 1992.

1994 Long-Term Incentive Plan

Prior to consummation of the Equity Offerings, JSC intends to adopt the Jefferson Smurfit Corporation (U.S.) 1994 Long-Term Incentive Plan (the "Incentive Plan"). Pursuant to the Plan, participants will be granted awards, payable in cash on June 30, 1997 (the "Payment Date") (or earlier in the event of death or disability) if and to the extent vested. A participant's award will vest on the Payment Date if he is still employed by JSC or any of its subsidiaries at such time; provided that such award shall vest in full if the participant dies or becomes disabled and shall vest 20% on June 30, 1995, and an additional 20% on June 30, 1996 if the participant is employed on such date and is thereafter terminated, prior to June 30, 1997, by the Company without cause. Notwithstanding the foregoing, no amounts shall be paid under the Incentive Plan unless the Equity Offerings are consummated. The aggregate amount of awards under the Incentive Plan is $5 million. The awards expected to be granted to Messrs. Terrill, Larson and Bradford are $1,000,000, $200,000 and $75,000, respectively.
Aggregate and individual awards will be increased by earnings accrued thereon (by virtue of the actual or deemed investment thereof, as determined by the Compensation Committee) during the period beginning as soon as practicable after the consummation of the Equity Offerings and ending on the Payment Date or earlier date of payment.

1992 Stock Option Plan

Option Plan
Under Holdings' 1992 Stock Option Plan, the Named Executive Officers and certain other eligible employees have been granted options to purchase shares of stock of Holdings. The options become vested over a ten year period and vest in their entirety upon the death, disability or retirement of the optionee. Non-vested options are forfeited upon any other termination of employment. Options may not be exercised unless they are both exercisable and vested. Upon the earliest to occur of (i) MSLEF II's transfer of all of its Holdings Common Stock or, if MSLEF II distributes its Holdings Common Stock to its partners pursuant to its dissolution, the transfer by such partners of at least 50% of the aggregate Holdings Common Stock received from MSLEF II pursuant to its dissolution, (ii) the 11th anniversary of the grant date of the options, and (iii) a public offering of Holdings common stock (including the Equity Offerings), all vested options shall become exercisable and all options which vest subsequently shall become exercisable upon vesting; provided, however, that if a public offering occurs prior to the Threshold Date (defined below) all vested options and all options which vest subsequent to the public offering but prior to the Threshold Date shall be exercisable in an amount (as of periodic determination dates) equal to the product of
(a) the number of shares of Holdings Common Stock vested pursuant to the option (whether previously exercised or not) and (b) the Morgan Percentage (as defined below) as of such date; provided further that in any event a holder's options shall become exercisable from time to time in an amount equal to the percentage that the number of shares sold or distributed to its partners by MSLEF II represents of its aggregate ownership of shares (with vested options becoming exercisable up to such number before any non-vested options become so exercisable) less the number of options, if any, which have become exercisable on January 1, 1995 as set forth below. The Threshold Date is the earlier of (x) the date the members of the MSLEF II Group (as defined in the 1992 Stock Option Plan) shall have received collectively $200,000,000 in cash and/or other property as a return of their investment in Holdings (as a result of sales of shares of Holdings' common equity) and (y) the date that the members of the MSLEF II Group shall have transferred an aggregate of at least 30% of Holdings' common equity owned by the MSLEF II Group as of August 26, 1992. The Morgan Percentage as of any date is the percentage determined from the quotient of (a) the number of shares of Holdings' common equity held as of August 26, 1992, that were transferred by the MSLEF II Group as of the determination date and (b) the number of shares of Holdings' common equity outstanding as of such date. The Plan Committee, with the consent of the Board of Directors of Holdings, may accelerate the exercisability of options at such times and circumstances as it deems appropriate in its discretion. The option exercise price is not adjustable other than pursuant to an antidilution provision. Ten percent of stock options granted prior to 1993 vest and become exercisable on January 1, 1995 so long as the Equity Offerings have been consummated. Already owned shares and shares otherwise issuable upon exercise may be used to pay the exercise price of options and any tax withholding liability. The foregoing describes the terms of the 1992 Stock Option Plan, as intended to be amended prior to the consummation of the Equity Offerings.

Option Grants
No option grants were made during 1993 to any Named Executive Officers. Effective as of February 15, 1994 options with an exercise price of $20 per share were granted to a number of officers and employees including Messrs. Terrill and Larson who were granted options of 319,000, and 5,000 shares of Holdings Common Stock, respectively (such dollar amount and numbers have been adjusted to reflect the ten-for-one stock split contemplated by the Reclassification). Such options vest over the period ending on December 31, 1999.

Option Exercises and Year-End Value Table
The following table summarizes the exercise of options relating to shares of Holdings Common Stock by the Named Executive Officers during 1993 and the value of options held by such officers as of the end of 1993. No stock appreciation rights have been granted to any Named Executive Officers. In addition, options to purchase 755,000 shares (as adjusted for the ten-to-one stock split) have been granted to officers and employees of JS Group and its affiliates (other than Michael W.J. Smurfit).

                        Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Value
                   Shares                    Number of Securities Underlying      Value of Unexercised
                  Acquired                            Unexercised                    In-the-Money
                     on        Value        Options at December 31, 1993      Options at December 31, 1993
    Name        Exercise(#) Realized($) Exercisable(#)  Unexercisable(#)<F10>  Exercisable($) Unexercisable($)

Michael W.J. Smurfit      0       N/A         0             1,026,000                   $0              $0
James E. Terrill          0       N/A         0               181,000                    0               0
Alan W. Larson            0       N/A         0                45,000                    0               0
C. Larry Bradford         0       N/A         0               121,000                    0               0
James B. Malloy           0       N/A         0               724,000                    0               0

<F10>    Gives effect to the ten-for-one stock split contemplated by the Reclassification, but does not give effect to options granted in 1994.

Pension Plans

Salaried Employees' Pension Plan and Supplemental Income Pension
Plans
The Company and its subsidiaries maintain a non-contributory pension plan for salaried employees (the "Pension Plan") and non-contributory supplemental income pension plans (the "SIP Plans") for certain key executive officers. The Pension Plan provides monthly benefits at age 65 equal to 1.5% of a participant's final average earnings minus 1.2% of such participant's primary social security benefit, multiplied by the number of years of credited service. Final average earnings equals the average of the highest five consecutive years of the participant's last 10 years of service, including overtime and certain bonuses, but excluding bonus payments under the Management Incentive Plan, deferred or acquisition bonuses, fringe benefits and certain other compensation. Employees' pension rights vest after five years of service. Benefits are also available under the Pension Plan upon early or deferred retirement. The pension benefits for the Named Executive Officers can be calculated pursuant to the following table, which shows the total estimated single life annuity payments that would be payable to the Named Executive Officers participating in the Pension Plan and one of the SIP Plans after various years of service at selected compensation levels. A limit of 20 and 22.5 years of service can be credited for SIP I and SIP II, respectively. Payments under the SIP Plans are an unsecured liability of the Company.

In order to participate in the SIP Plans, an executive must be selected by the Board of Directors. SIP Plan I provides annual benefits at normal retirement age (65) equal to 2.5% of a participants' final average earnings multiplied by the number of years of credited service (with a limit of 20 years or 50% of final average earnings), less such participants' regular Pension Plan benefit and a certain portion of the social security benefit, whereas SIP Plan II uses a 2% multiplier (with a limit of 22.5 years or 45% of final average earnings). Final average earnings equals the participant's average earnings, including bonus payments made under the Management Incentive Plan, for the five consecutive highest-paid calendar years out of the last 10 years of service. Participants may elect to receive benefits in the form of either a life annuity, a life annuity with ten years certain or a designated survivor annuity.

                                             SIP I Participants

                                    Annual Benefits (Single Life Annuity)

                                      Upon Final Retirement with Final
                                         Years of Service Indicated
           Final                (Prior to Adjustment for Social Security)
           Average
           Earnings                      5 Years             10 Years         15 Years            20 Years

         $  200,000                     $ 25,000             $ 50,000         $ 75,000          $  100,000
            400,000                       50,000              100,000          150,000             200,000
            600,000                       75,000              150,000          225,000             300,000
            800,000                      100,000              200,000          300,000             400,000
          1,000,000                      125,000              250,000          375,000             500,000
          1,200,000                      150,000              300,000          450,000             600,000
          1,400,000                      175,000              350,000          525,000             700,000
          1,600,000                      200,000              400,000          600,000             800,000
          1,800,000                      225,000              450,000          675,000             900,000
          2,000,000                      250,000              500,000          750,000           1,000,000

                                                          SIP II Participants
                                     Annual Benefits (Single Life Annuity)
                                                     Upon Final Retirement with Final
                                                   Years of Service Indicated
              Final                              (Prior to Adjustment for Social Security)
             Average
            Earnings                         5 Years       10 Years        15 Years       20 Years        22.5 Years

          $  200,000                        $ 20,000       $ 40,000        $ 60,000       $ 80,000         $ 90,000
             400,000                          40,000         80,000         120,000        160,000          180,000
             600,000                          60,000        120,000         180,000        240,000          270,000
             800,000                          80,000        160,000         240,000        320,000          360,000
           1,000,000                         100,000        200,000         300,000        400,000          450,000
           1,200,000                         120,000        240,000         360,000        480,000          540,000
           1,400,000                         140,000        280,000         420,000        560,000          630,000
           1,600,000                         160,000        320,000         480,000        640,000          720,000
           1,800,000                         180,000        360,000         540,000        720,000          810,000
           2,000,000                         200,000        400,000         600,000        800,000          900,000

Dr. Smurfit and Mr. Malloy participate in SIP Plan I and have 21 and 15 years of credited service, respectively. SIP Plan II became effective January 1, 1993, and Mr. Terrill, Mr. Larson and Mr. Bradford participate in such plan and have 22, 5 and 11 years of credited service, respectively. Estimated final average earnings for each of the Named Executive Officers are as follows: Mr. Malloy ($1,185,000); Dr. Smurfit ($1,040,000); Mr. Terrill
($532,000); Mr. Larson ($366,000); and Mr. Bradford ($461,000).

Employment Contracts and Termination, Severance and Change of
Control Arrangements

The Company and its subsidiaries maintain a severance pay plan for all salaried employees who have at least one year of credited service (the "Severance Plan"). Upon a covered termination, the Severance Plan provides for the payment of one week's salary for each full year of service, payable in accordance with payroll practices.

Mr. Malloy has a deferred compensation agreement with JSC pursuant to which JSC intends to pay to him, upon his retirement, lifetime payments of $70,000 annually in addition to his accrued benefits under SIP Plan I.

Deferred Compensation Capital Enhancement Plan

The Company's Deferred Compensation Capital Enhancement Plan (the "DCC") allows for the deferral of compensation of key full-time salaried employees of the Company and its subsidiaries. Participants may defer a portion of their compensation and their employer may defer discretionary bonuses (together the "Deferred Compensation Amount"). Deferrals occur in 18 month cycles. A participant becomes vested with respect to amounts deferred during a particular cycle if he continues to be employed by the Company or its subsidiaries for seven years from the beginning of the cycle, retires at age 65 or leaves employment for reasons of death or disability. Upon Normal Retirement (as defined in the DCC) benefits are distributed under the DCC. Certain participants will receive pre-retirement distributions from the DCC, beginning in the eighth year of each cycle. The amounts distributed upon Normal Retirement for each cycle are determined with reference to the age of the participant at the beginning of the cycle and the participant's Deferred Compensation Amount with respect to the cycle. If a participant is younger than 45 years old at the beginning of a cycle, he will receive upon Normal Retirement a total of fifteen annual payments, each totalling one and one-half times his Deferred Compensation Amount. If at the beginning of a cycle a participant is between the ages of 45 and 55 years old, at Normal Retirement he will receive a total of fifteen annual payments that, in the aggregate, equal his Deferred Compensation Amount with respect to the cycle plus appreciation credited annually at 100% of the Moody's Rate (as defined in the DCC). If at the beginning of a cycle a participant is at least 55 years old, his Normal Retirement benefit will be a total of fifteen annual payments that, in the aggregate, equal his Deferred Compensation Amount with respect to the cycle plus appreciation credited annually at 150% of the Moody's Rate . If at the beginning of a cycle a participant is age 65 or older, the number of such annual payments shall be five. If a participant dies prior to retirement, the value of his death benefit may be more or less than his Normal Retirement benefits, depending on his age at the beginning of the cycle. Benefits may be reduced by the employer if a former participant is engaged in a competing business within two years of termination from the Company or its subsidiaries. Participants may receive early distributions in the event that they experience unforeseen financial emergencies. Benefits otherwise payable to the participant are then actuarially reduced to reflect such early distributions. The benefits payable under the DCC are funded by the Company through life insurance policies. There have been no deferrals under the DCC since 1986. Deferrals made by the Named Executive Officers during 1985 and 1986 and their ages at the time of such deferrals were: Mr. Malloy ($30,000 at 57, $50,000 at 58), Dr. Smurfit ($30,000 at 48), Mr. Terrill ($15,000 at 51, $25,000 at
52), Mr. Bradford ($15,000 at 49, $25,000 at 50) and Mr. Larson
($0). In 1993, the Company made the first preretirement distribution to certain participants totaling $195,000.

Compensation Committee Interlocks and Insider Participation

The Company has not heretofore maintained a formal compensation committee. Dr. Smurfit, Mr. Malloy and Mr. Kilroy, executive officers of the Company, participated in deliberations of the Board of Directors on executive compensation matters during 1993. Following consummation of the Offerings, the Company will maintain a Compensation Committee of the Board of Directors.

Dr. Smurfit and Mr. Kilroy are both directors and executive officers of JS Group, Holdings, JSC and CCA, and Mr. Malloy is a director of JS Group and a former director and executive officer of Holdings, JSC and CCA.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

All of the outstanding JSC Common Stock is owned by Holdings. The outstanding voting stock of Holdings is owned equally by (i)

Smurfit Packaging, 8182 Maryland
Avenue, St. Louis, Missouri 63105 and Smurfit
Holdings, 92/96
Rokin, Amsterdam 1012KZ, The Netherlands, and (ii) MSLEF II, 1251
Avenue of the Americas, New York, New York 10020.

The Old Bank Facilities and Senior Secured Notes are secured by, among other things, the CCA Common Stock and the JSC Common Stock. If an Event of Default occurs under the Old Bank Facilities or the Senior Secured Notes, the banks or the holders of the Senior Secured Notes will have the right to foreclose upon such stock.
The Organization Agreement (as defined in Item 13 below) provides that, under certain specified conditions, (i) SIBV may purchase all of the voting stock of Holdings owned by MSLEF II, (ii) MSLEF II may require SIBV to purchase all of the voting stock of Holdings owned by MSLEF II and (iii) MSLEF II may direct the sale of Holdings in its entirety. See Item 13. "Certain Relationships and Related Transactions -- Agreements Entered Into in Connection with the 1989 Transaction -- The Organization Agreement".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is a summary of certain agreements and arrangements entered into by the Company and related parties in connection with the 1989 Transaction and the 1992 Transaction, as well as other transactions between the Company and related parties which have taken place during 1993.

General

As a result of certain transactions which occurred in December 1989 (the "1989 Transaction"), JSC became a wholly-owned subsidiary of Holdings and CCA became an indirect wholly-owned subsidiary of JSC. As part of the 1989 Transaction, Holdings issued (i) 1,510,000 shares of Holdings Class A common stock ("Class A Stock") and 500,000 shares of Holdings Class D common stock ("Class D Stock") to SIBV for $150 million and $50 million, respectively, (ii) 1,510,000 shares of Holdings Class B common stock ("Class B Stock") to MSLEF II for $150 million, (iii) 100,000 shares of Holdings Class C common stock ("Class C Stock") to MSLEF II, Inc. (the general partner of MSLEF II) and 400,000 shares of Class C Stock to the Direct Investors (as defined below) for $10 million and $40 million, respectively (the Direct Investors also purchased Junior Accrual Debentures and Subordinated Debentures in aggregate principal amounts of $129.2 million and $30.8 million, respectively), and (iv) its preferred stock ("Old Preferred Stock") to SIBV for $100 million. SIBV subsequently transferred all of such common and preferred stock to Smurfit Packaging.

In addition to the issuances of capital stock by Holdings described above, the financing for the 1989 Transaction was provided by (i) the issuance by CCA of the Secured Notes and the Subordinated Debt, and (ii) the incurrence of term debt and revolving credit indebtedness pursuant to the 1989 Credit Agreement.

As a result of the 1992 Transaction, (i) MSLEF II acquired an additional 330,000 and 1,212,788 shares of Class B Stock and Class C Stock, respectively, and certain holders of Class C Stock acquired 457,212 additional shares of Class C Stock, for an aggregate of $200 million, (ii) Smurfit Holdings, B.V., a subsidiary of SIBV, acquired 330,000 shares of Class A Stock for

$33 million, (iii) Smurfit Packaging agreed that its Old Preferred Stock (including shares issued since the 1989 Transaction as a dividend) would convert into 1,670,000 shares of Class D Stock on December 31, 1993, (iv) proceeds from the issuances of shares described in clauses (i) and (ii) above were used to acquire, at a purchase price of $1,100 per $1,000 accreted value, an aggregate of $129.2 million principal amount ($193.5 million accreted value) of Junior Accrual Debentures from the Direct Investors, (v) CCA borrowed approximately $400 million under the 1992 Credit Agreement, and used the proceeds to prepay approximately $400 million of scheduled installments relating to term loan indebtedness under the 1989 Credit Agreement, (vi) various provisions of the 1989 Credit Agreement and the Secured Note Purchase Agreement were amended and restated, and (vii) MSLEF II and SIBV amended a number of the provisions contained in the Organization Agreement, agreed to the terms of a Stockholders Agreement (which will replace the Organization Agreement upon the closing of the Equity Offerings) and entered into the Registration Rights Agreement.

Currently Smurfit Packaging and Smurfit Holdings, through their ownership of all of the outstanding Class A Stock, and MSLEF II, through its ownership of all of the outstanding Class B Stock, each own 50% of the voting common stock of Holdings. MSLEF II, MSLEF II, Inc., a Delaware Corporation that is a wholly-owned subsidiary of Morgan Stanley Group Inc. ("Morgan Stanley Group") and the general partner of MSLEF II, SIBV/MS Equity Investors, L.P., a Delaware limited partnership the general partner of which is a wholly-owned subsidiary of Morgan Stanley Group ("Equity Investors" and, together with MSLEF II and MSLEF II, Inc., the "MSLEF II Associated Entities"), First Plaza Group Trust, as trustee for certain pension plans ("First Plaza"), Leeway & Co., as nominee for State Street Bank and Trust Co., as trustee for a master pension trust ("Leeway" and, together with First Plaza, the "Direct Investors"), certain other investors and Smurfit Packaging own all of the non-voting stock of Holdings. On December 31, 1993, all of the Old Preferred Stock owned by Smurfit Packaging was converted into 1,670,000 shares of Class D Stock. Since such conversion of Old Preferred Stock, Smurfit Packaging, on the one hand, and the MSLEF II Associated Entities, the Direct Investors and such other investors, on the other, own, through their ownership of Class D Stock and Class C Stock, respectively, 50% of the non-voting common stock of Holdings.

Holdings' capital stock currently consists of Class A Stock, Class B Stock, Class C Stock, Class D Stock and Class E common stock (the "Class E Stock" and, together with the Class A, Class B, Class C and Class D Stock, the "Old Common Stock"). The classes of stock comprising the Old Common Stock are identical in all respects except with respect to certain voting rights, and certain exchange provisions that do not affect the percentage of Holdings owned by SIBV and MSLEF II. Holdings' Class E Stock is non-voting stock reserved for issuance pursuant to the 1992 Stock Option Plan. In the Reclassification, the Old Common Stock, which consists of five classes of stock, will be converted into one class, on a basis of ten shares of Common Stock for each share of the Old Common Stock. Following the Reclassification, Holdings' only class of common stock will be Holdings Common Stock. Immediately prior to the consummation of the Equity Offerings, 80,200,000 shares of Holdings Common Stock will be outstanding and such stock will be owned by the Holdings' stockholders in proportion to their ownership of the Old Common Stock as described in the two preceding paragraphs.

Substantially concurrently with the consummation of the Equity Offerings, SIBV (or a corporate affiliate of SIBV) will purchase 5,714,286 shares of Holdings Common Stock from Holdings pursuant to the SIBV Investment. Accordingly, following the consummation of the Equity Offerings and the SIBV Investment, MSLEF II Associated Entities and SIBV through its subsidiaries will beneficially own 30.8% and 44.4%, respectively, of the shares of Holdings Common Stock then outstanding.

The relationships among JSC, CCA, Holdings and its stockholders are set forth in a number of agreements described below. The summary descriptions herein of the terms of such agreements do not purport to be complete and are subject to, and are qualified in their entirety by reference to, all of the provisions of such agreements, which have been filed as exhibits to the Registration Statement filed February 18, 1994. Capitalized terms not otherwise defined below or elsewhere in the document have the meanings given to them in such agreements. Any reference to either SIBV or MSLEF II in the following descriptions of the Organization Agreement and the Stockholders Agreement or in references to the terms of those agreements set forth in this document shall be deemed to include their permitted transferees, unless the context indicates otherwise.


The Organization Agreement

Since the 1989 Transaction, the Company has been operated pursuant to the terms of the Organization Agreement, which has been amended on various occasions. The Organization Agreement, among other things, provides generally for the election of directors, the selection of officers and the day-to-day management of the Company. The Organization Agreement provides that one-half of the directors of each of Holdings, CCA and JSC be elected by the holders of the Class A Stock (Smurfit Holdings and Smurfit Packaging) and one-half by the holders of the Class B Stock (MSLEF II) and that officers of such companies be designated by the designees of Smurfit Holdings and Smurfit Packaging on the respective boards, except that the Chief Financial Officer of the Company be designated by the holders of the Class B Stock (MSLEF II). The Organization Agreement also contains certain tag along rights, rights of first refusal and call and put provisions and provisions relating to a sale of Holdings as an entirety, as well as provisions relating to transactions between Holdings, the Company and its affiliates, on the one hand, and SIBV or MSLEF II, as the case may be, and their respective affiliates, on the other. These latter provisions are similar to those contained in the Stockholders Agreement described below.

In connection with the Recapitalization Plan, the Organization Agreement will be terminated upon the closing of the Offerings and, at such time, the Stockholders Agreement shall become effective among the Company, SIBV, the MSLEF II Associated Entities and certain other entities.

The Organization Agreement also contains provisions whereby each of SIBV, MSLEF II, MSLEF II, Inc., Holdings, JSC, CCA and the holders of Class C Stock indemnify each other and related parties with respect to certain matters arising under the Organization Agreement or the transactions contemplated thereby, including losses resulting from a breach of the Organization Agreement. In addition, Holdings, JSC and CCA have also agreed to indemnify SIBV, MSLEF II, MSLEF II, Inc. and the holders of Class C Stock and related parties against losses arising out of (i) the conduct and operation of the business of Holdings, JSC or CCA, (ii) any action or failure to act by Holdings, JSC or CCA, (iii) the 1989 Transaction and the 1992 Transaction or (iv) the financing for the 1989 Transaction. Further, SIBV has agreed to indemnify Holdings, JSC, CCA and each of their subsidiaries against all liability for taxes, charges, fees, levies or other assessments imposed on such entities as a result of their not having withheld tax upon the issuance or payment of a specified note to SIBV and the transfer of certain assets to SIBV in connection with the 1989 Transaction.
The foregoing indemnification provisions survive a termination of the Organization Agreement, including a termination in connection with the Recapitalization Plan.

Stockholders Agreement

The Stockholders Agreement will be entered into at or prior to the consummation of the Offerings by Holdings, SIBV, the MSLEF II
Associated Entities and certain other entities.

      Directors and Management

For a description of certain provisions of the Stockholders
Agreement which relate to the management of the Company (including the election of directors of the Company), see Item 10. Directors and Executives Officers of the Registrant -Provisions of Stockholders Agreement Pertaining to Management.

      Transactions with Affiliates; Other Businesses

The Stockholders Agreement specifically permits SIBV and MSLEF II (and their affiliates) to engage in transactions with Holdings, JSC and CCA in addition to certain specific transactions contemplated by the Stockholders Agreement, provided such transactions (except for (i) transactions between any of Holdings, JSC and CCA, (ii) the transactions contemplated by the Stockholders Agreement or by the Organization Agreement, (iii) the transactions contemplated by the Operating Agreement, dated as of April 30, 1992, between CCA and Smurfit Paperboard, Inc. ("SPI"), or in the Rights Agreement, dated as of April 30, 1992, between CCA, SPI and Bankers Trust Company,
(iv) the transactions contemplated by the Registration Rights Agreement, (v) the provision of services pursuant to the Financial Advisory Services Agreement, dated as of September 12, 1989, by and among MS&Co., SIBV and Holdings, and (vi) the provisions of certain other specified agreements) are fully and fairly disclosed, have fair and equitable terms, are reasonably necessary and are treated as a commercial arms-length transaction with an unrelated third party.

Neither SIBV nor MSLEF II (or their affiliates) is prohibited from owning, operating or investing in any business, regardless of whether such business is competitive with Holdings, JSC or CCA, nor is either SIBV or MSLEF II required to disclose its intention to make any such investment to the other or to advise Holdings, JSC or CCA of the opportunity presented by any such prospective investment.

      Transfer of Ownership

In general, transfers of Holdings Common Stock to entities affiliated with SIBV or any MS Holder are not restricted. The Stockholders Agreement provides MS Holders the right to "tag along" pro rata upon the transfer by SIBV of any Holdings Common Stock, other than transfers to affiliates and sales pursuant to a public offering registered under the Securities Act or pursuant to Rule 144 under the Securities Act.

No MS Holder may, without SIBV's prior written consent, transfer shares of Holdings Common Stock to any non-affiliated person or group which, when taken together with all other shares of Holdings Common Stock then owned by such person or group, represent more than ten percent of the Holdings Common Stock then outstanding. Transfers by MS Holders of ten percent or less in the aggregate of the outstanding Holdings Common Stock are subject to certain rights of first offer and rights of first refusal on the part of SIBV. Such transfers by MS Holders which are subject to SIBV's right of first refusal may not be made to any competitor of SIBV or the Company. SIBV and its affiliates have the right, exercisable on or after August 26, 2002, to purchase all, but not less than all, of the Holdings Common Stock then owned by the MS Holders at a price equal to the Fair Market Value (as defined in the Stockholders Agreement).

The terms of the Stockholders Agreement do not restrict the ability of MSLEF II or Equity Investors to distribute, upon dissolution or otherwise, shares of Common Stock to their respective partners. Following any such distribution the partners of MSLEF II or Equity Investors, as the case may be (other than MSLEF II, Inc., its affiliates and, in respect of shares owned other than as a result of any such distribution, the Direct Investors) will not be subject to the Stockholders Agreement. In addition, following any such distribution, MSLEF II may, on behalf of its partners or the partners of Equity Investors, include shares in a registration rquested by it under the Registration Rights Agreement of Common Stock which have been distributed to its partners. See "-- Registration Rights Agreement".

In general, if JS Group either does not, directly or indirectly, own a majority of the voting stock of SIBV, or directly or indirectly, have the right to appoint a majority of the directors and officers of SIBV, then all of the obligations of MSLEF II may, at its option, terminate the Stockholders Agreement.

      Termination

The Stockholders Agreement shall terminate either upon mutual agreement of SIBV and MSLEF II, or at the option of SIBV or MSLEF II, as the case may be, upon either the MS Holders collectively or SIBV, respectively, ceasing to own six percent or more of the outstanding Holdings Common Stock.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, each of MSLEF II and SIBV have certain rights, upon giving a notice as provided in the Registration Rights Agreement, to cause Holdings to use its best efforts to register under the Securities Act the shares of Holdings

Common Stock owned by MSLEF II (including its partners) and certain other entities and certain shares of Holdings Common Stock owned by SIBV. See "--Stockholders Agreement -- Transfer of Ownership". Upon consummation of the Recapitalization Plan (other than the Subordinated Debt Refinancing), MSLEF II will be entitled to effect up to four such demand registrations pursuant to the Registration Rights Agreement. SIBV will be entitled to effect up to two such demand registrations pursuant to the Registration Rights Agreement; provided, however, that SIBV may not exercise such rights until the earlier of (i) such time as MSLEF II shall have effected two such demand registrations and (ii) October 31, 1996. Neither MSLEF II nor SIBV may, however, exercise a demand right (i) until the conclusion of any Holdings Registration Process, MSLEF II Registration Process or SIBV Registration Process (each, as defined in the Registration Rights Agreement), or (ii) in certain other limited situations. In addition, MSLEF II (including its partners) and certain other entities and, under certain circumstances, SIBV are entitled, subject to certain limitations, to register their shares of Holdings Common Stock in connection with a registration statement prepared by Holdings to register Holdings Common Stock or any equity securities exercisable for, convertible into, or exchangeable for Holdings Common Stock. In the event that there is a public trading market for the Holdings Common Stock, MSLEF II and certain other entities may not effect a sale of Holdings Common Stock pursuant to the demand registration rights granted in the Registration Rights Agreement without first offering the shares proposed to be sold to SIBV for purchase.

Under the terms of the Registration Rights Agreement, Holdings may not effect a common stock registration for its own account until the earlier of (i) such time as MSLEF II shall have effected two demand registrations and (ii) July 31, 1996. In addition, Holdings is generally prohibited from "piggybacking" and selling stock for its own account in demand registrations except in the case of any registration requested by SIBV and any registration requested by MSLEF II after the second completed registration for MSLEF II, in which event SIBV or MSLEF II, as the case may be may require that any such securities which are "piggybacked" be offered and sold on the same terms as the securities offered by SIBV or MSLEF II, as the case may be.

Holdings will pay all registration expenses (other than underwriting discounts and commissions) in connection with MSLEF II's first two completed demand registrations, SIBV's first completed demand registrations and all registrations made in connection with a Holdings registration. The Registration Rights Agreement also contains customary terms and provisions with respect to, among other things, registration procedures and certain rights to indemnification and contribution granted by parties thereunder in connection with the registration of Holdings Common Stock subject to such agreement.

Financial Advisory Services Agreement

Under a financial advisory services agreement (the "Financial Advisory Services Agreement"), MS&Co. agreed to act as Holdings' and the Company's financial advisor and provided certain services and earned certain fees in connection with its roles in the 1989 Transaction, with an expectation that for the term of the Stockholders Agreement, the Company would retain MS&Co. to render it investment banking services at market rates to be negotiated.

Other Transactions

In connection with the issuance of the 1993 Notes, the Company entered into an agreement with SIBV whereby SIBV committed to purchase up to $200 million aggregate principal amount of 11 1/2% Junior Subordinated Notes maturing 2005 to be issued by the Company. From time to time until December 31, 1994, the Company, at its option, may issue the Junior Subordinated Notes, the proceeds of which must be used to repurchase or otherwise retire Subordinated Debt. The Company is obligated to pay SIBV for letter of credit fees incurred by SIBV in connection with the commitment in addition to an annual commitment fee of 1.375% on the undrawn principal amount. The amount payable for such commitment for 1993 was $2.9 million. The above commitments will be terminated upon the consummation of the Offerings. The Company has agreed to pay certain costs of SIBV associated with such commitments and the termination thereof up to a maximum of $900,000.

Net sales by JSC to JS Group, its subsidiaries and affiliates were $18.4 million in 1993. Net sales by JS Group, its subsidiaries and affiliates to JSC were $49.3 million in 1993. Product sales to and purchases from JS Group, its subsidiaries and affiliates were consummated on terms generally similar to those prevailing with unrelated parties.

JSC provides certain subsidiaries and affiliates of JS Group with general management and elective management services under separate management services agreements. The services provided include, but are not limited to, management information services, accounting, tax and internal auditing services, financial management and treasury services, manufacturing and engineering services, research and development services, employee benefit plan and management services, purchasing services, transportation services and marketing services. In consideration of general management services, JSC is paid a fee up to 2% of the subsidiaries' or affiliates' gross sales, which fee amounted to $2.3 million for 1993. In consideration for elective services, JSC received approximately $3.5 million in 1993 for its cost of providing such services. In addition, JSC paid JS Group and its affiliates $0.4 million in 1993, for management services and certain other services.

In October 1991, an affiliate of JS Group completed a rebuild of the No. 2 paperboard machine owned by it, located in CCA's Fernandina Beach, Florida paperboard mill (the "Fernandina Mill"). Pursuant to the Fernandina Operating Agreement, CCA operates and manages the machine, which is owned by a subsidiary of SIBV. As compensation to CCA for its services, the affiliate of JS Group agreed to reimburse CCA for production and manufacturing costs directly attributable to the No. 2 paperboard machine and to pay CCA a portion of the indirect manufacturing, selling and administrative costs incurred by CCA for the entire Fernandina Mill. The compensation is determined by applying various formulas and agreed upon amounts to the subject costs. The amounts reimbursed to CCA totaled $62.2 million in 1993.

CCA, JS Group and MSLEF II have had discussions from time to time regarding the purchase of the No. 2 paperboard machine in the Fernandina Mill by the Company from JS Group in exchange for cash or Holdings Common Stock. No agreement has been reached as to any such transaction. The Company expects, however, that it may in the future reach an agreement with regard to such acquisition from JS Group but cannot predict when and on what terms such acquisition would be consummated. Such acquisition will occur only if it is approved by the Board of Directors of the Company and is determined by the Board of Directors to be on terms no less favorable than a sale made to a third party in an arm's length transaction.

The Company has agreed to reimburse SIBV for legal fees and other out-of-pocket expenses incurred by SIBV in connection with the Recapitalization Plan.

On February 21, 1986, JSC purchased from Times Mirror 80% of the issued and outstanding capital stock of SNC for approximately $132 million, including a promissory note to National Westminister Bank plc in the amount of $42 million (the "Subordinated Note"). The Subordinated Note was guaranteed by JS Group. In the 1992 Transaction, the Company prepaid $19.1 million aggregate principal amount on the Subordinated Note. The remaining amount of $22.9 million was due and paid on February 22, 1993. In connection with the purchase of the SNC capital stock, JSC and Times Mirror entered into a shareholders agreement dated as of February 21, 1986.

                                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)    (1) and (2) The list of Financial Statements and Financial
       Statement Schedules required by this item are included in Item 8 on page 27.

       (3) Exhibits. The Company agrees to furnish a copy of any long-term debt instrument wherein the securities authorized do not exceed 10 percent of the registrant's total assets on a consolidated basis upon the request of the Securities and
       Exchange Commission.
   3.1           Restated Certificate of Incorporation of CCA. (i)
   3.2           Restated Certificate of Incorporation of JSC. (i)
   3.3           By-laws of CCA. (i)
   3.4           By-laws of JSC. (i)
   4.1           Form of Indenture for the Senior Subordinated Notes. (ii)
   4.2           Form of Indenture for the Subordinated Debentures. (ii)
   4.3           Form of Indenture for the Junior Accrual Debentures. (ii)
   4.4           Form of Indenture for the 1993 Notes. (ii)
  10.1           Second Amended and Restated Organization Agreement dated
                 as of August 26, 1992 among the parties thereto. (iii)
  10.2           Second Amended and Restated Credit Agreement dated as of
                 November 9, 1989 among the parties thereto. (iii)
10.3(a)          Financial Advisory Services Agreement, dated September
                 12, 1989, among Morgan Stanley & Co. Incorporated,
                 Holdings and SIBV. (iv)
10.3(b)          Financial Advisory Services Agreement Amendment dated as
                 of October 19, 1989 among Morgan Stanley & Co.
                 Incorporated, Holdings and SIBV. (iv)
  10.4           Stock Purchase Agreement, dated as of January 15, 1986,
                 between JSC and The Times Mirror Company. (v)
 10.5            Shareholders Agreement, dated as of February 21, 1986,
                 between JSC and The Times Mirror Company. (v)
 10.6            Deferred Compensation Agreement, dated January 1, 1979,
                 between JSC and James B. Malloy, as amended and effective
                 November 10, 1983. (vi)
10.7(a)          JSC Deferred Compensation Capital Enhancement Plan. (vii)
10.7(b)          Amendment No. 1 to the Deferred Compensation Capital
                 Enhancement Plan.  (viii)
 10.8            Letter Agreement, dated November 24, 1982, between C.
                 Larry Bradford and Alton Packaging Corporation. (vi)
 10.9            Form of Agreement for Indemnification of Directors and
                 Officers of JSC and CCA. (ix)
10.10            Amended and Restated Note Purchase Agreement dated as of
                 December 14, 1989, as amended and restated as of August
                 26, 1992, among the parties thereto. (iii)
10.11(a)         JSC Deferred Director's Fee Plan. (viii)
10.11(b)         Amendment No. 1 to JSC Deferred Director's Fee Plan.
                 (viii)


See Page 77 for footnotes.

10.12 Restated Newsprint Agreement, dated January 1, 1990, by and between Smurfit Newsprint Corporation and The Times Mirror Company. Portions of this exhibit have been excluded pursuant to Rule 24b-2 of the Securities
                 Exchange Act of 1934, as amended. (i)
 10.13 Operating Agreement, dated as of April 30, 1992, by and between CCA and Smurfit Paperboard, Inc. (x)
 10.14           Rights Agreement, dated as of April 30, 1992, between
                 CCA, Smurfit Paperboard, Inc. and Bankers Trust Company, as collateral trustee. (x)
 10.15 Loan and Note Purchase Agreement dated as of August 26, 1992 among the parties thereto. (iii)
 10.16           1992 SIBV/MS Holdings, Inc. Stock Option Plan. (iii)
 10.17           Form of Indenture for the Junior Subordinated Notes.  (xi)
 10.18           Form of Purchase Agreement relating to the Junior
                 Subordinated Notes.  (xi)
 10.19 Amendment No. 3 to Second Amended and Restated Credit Agreement and Amendment No. 3 to Amended and Restated
                 Note Purchase Agreement.
 10.20           JSC Management Incentive Plan 1994.  (ii)
  12.1           Calculation of Historical Ratios of Earnings to Fixed
                 Charges.  (xii)
  18.1           Letter regarding change in accounting for pension plans.
                 (xiii)
  21.1           Subsidiaries of JSC (ii)
  24.1           Powers of Attorney for Directors of JSC and CCA.

b) Form 8-K, regarding the adoption of a company-wide restructuring program, was filed with the Securities and Exchange Commission on October 14, 1993. The Company did not file any other reports on Form 8-K during the three months ended December 31, 1993.

See page 77 for footnotes.

Footnotes to Exhibit List

  (i) Previously filed as an exhibit to JSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by this reference.
  (ii) Previously filed as an exhibit to Holdings' Registration Statement on Form S-1, which was initially filed on February 18, 1994 (file No. 33-75520), and incorporated by this reference.
  (iii) Previously filed as an exhibit to JSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated by this reference.
  (iv) Previously filed as an exhibit to JSC/CCA's Registration Statement on Form S-1 which was initially filed on September 22, 1989 (file No. 33-31212), and incorporated by this reference.
  (v) Previously filed as an exhibit to JSC's Current Report on Form 8-K dated February 21, 1986 and incorporated by this reference.
  (vi) Previously filed as an exhibit to JSC's final Prospectus dated November 10, 1983, contained in the Registration Statement on Form S-1 (file No. 2-86554), as amended and effective November 10, 1983, and incorporated by this reference.
  (vii) Previously filed as an exhibit to JSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985, and incorporated by this reference.
  (viii) Previously filed as an exhibit to JSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated by this reference.
  (ix) Previously filed as an exhibit to JSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, and incorporated by this reference.
  (x) Previously filed as an exhibit to JSC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 and incorporated by this reference.
  (xi) Previously filed as an exhibit to JSC/CCA's Registration Statement on Form S-2, which was initially filed on February 12, 1993 (file No. 33-58348), and incorporated by this reference.
  (xii) Previously filed as an exhibit to JSC/CCA's Registration Statement on form S-2, which was initially filed on February 23, 1994 (file No. 33-52383), and incorporated by this reference.
  (xiii) Previously filed as an exhibit to JSC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated by this reference.

                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE     March 31, 1994        JEFFERSON SMURFIT CORPORATION
                                      (Registrant)

                               BY       /s/ John R. Funke
                                            John R. Funke
                                      Vice-President and
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURE                        TITLE                        DATE



                            *    Chairman of the Board
  Michael W. J. Smurfit          and Director

                            *
                                 President, Chief Executive Officer
    James E. Terrill             and Director (Principal Executive
                                 Officer)

/s/ John R. Funke                Vice-President and Chief Financial
    John R. Funke                Officer (Principal Accounting
                                 Officer)

                            *    Director
    Howard E. Kilroy


                            *    Director
    Donald P. Brennan


                            *    Director
    Alan E. Goldberg


                            *    Director
    David R. Ramsay



* By /s/ John R. Funke         , pursuant to Powers of Attorney
    John R. Funke                filed as a part of the Form 10-K.
  As Attorney in Fact


                                              JEFFERSON SMURFIT CORPORATION
                                  SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                          AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                                      (In Millions)


          Column A                       Column B    Column C         Column D                 Column E
                                                                                            Balance at End
                                                                      Deductions               of Period
                                        Balance at                           Amounts
                                        Beginning                 Amounts    Written                   Not
      Name of Debtor                    of Period   Additions    Collected     Off        Current    Current

Year ended December 31, 1993
   JS Group                               $          $             $          $            $           $

Year ended December 31, 1992
   JS Group                               $          $             $          $            $           $

Year ended December 31, 1991
  JS Group                                $5.2       $             $5.2       $            $           $


                                                  JEFFERSON SMURFIT CORPORATION
                                           SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                          (In Millions)



            Column A                           Column B       Column C     Column D       Column E      Column F
                                              Balance at                                    Other
                                             Beginning of                                  Changes
                                              Period, as      Additions                  Add(Deduct)    Balance
                                              Previously       at Costs    Retire-        Describe      at End
        Classification                         Reported          <F11>       ments            <F12>       of Period

Year ended December 31, 1993
  Land                                      $   47.6       $              $ (1.3)       $ 13.9      $   60.2
  Buildings and leasehold improvements         216.4           9.6           (2.6)         17.9         241.3
  Machinery, fixtures and equipment          1,477.8         119.7          (40.0)         43.6       1,601.1
  Construction in progress                      53.3         (14.9)          (1.8)         (1.5)         35.1
                                            $1,795.1        $114.4         $(45.7)       $ 73.9      $1,937.7

  Timberland, less timber depletion         $  226.4        $ 20.1         $  (.7)       $ 15.7      $  261.5

Year ended December 31, 1992
  Land                                      $   47.3        $   .2         $             $   .1      $   47.6
  Buildings and leasehold improvements         211.3           5.3           (.3)            .1         216.4
  Machinery, fixtures and equipment          1,418.8          79.1         (23.5)           3.4       1,477.8
  Construction in progress                      59.1          (5.8)                                      53.3
                                            $1,736.5        $ 78.8       $ (23.8)        $  3.6      $1,795.1

  Timberland, less timber depletion         $  228.5        $ 20.4       $  (2.2)        $(20.3)     $  226.4

Year ended December 31, 1991
  Land                                      $   50.4        $   .3       $   (.1)        $ (3.3)     $   47.3
  Buildings and leasehold improvements         205.0           4.9          (2.0)           3.4         211.3
  Machinery, fixtures and equipment          1,329.7          99.9         (13.4)           2.6       1,418.8
  Construction in progress                      56.4           2.5                           .2          59.1
                                            $1,641.5        $107.6       $ (15.5)        $  2.9      $1,736.5

  Timberland, less timber depletion         $  231.9        $ 16.9       $  (2.3)        $(18.0)     $  228.5



<F11> Includes capitalized leases which are not reflected in the Consolidated Statements of Cash Flow.
<F12> See next page.

                                                   JEFFERSON SMURFIT CORPORATION
                                            SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                    COMPONENTS OF OTHER CHANGES
                                                           (In Millions)



                                                              SAFS 109                                                  Total
                                                     Adjustment  Restructuring    Timber                                  Other
       Classification                  Acquisitions      <F13>         <F14>      Depletion    Other         Changes

Year ended December 31, 1993
  Land                                         $                 $ 15.2         $ (1.5)       $               $  .2      $ 13.9
  Buildings and leasehold improvements                             27.7           (9.9)                          .1        17.9
  Machinery, fixtures and equipment               1.4             120.5          (78.0)                         (.3)       43.6
  Construction in process                          .1                             (1.5)                         (.1)       (1.5)
                                                $ 1.5            $163.4         $(90.9)       $               $ (.1)     $ 73.9

  Timberland, less timber depletion            $                 $ 35.9        $                $(20.2)     $            $ 15.7

Year Ended December 31, 1992
  Land                                         $                 $               $  .1          $   .1
  Buildings and leasehold improvements                                                                           .1          .1
  Machinery, fixtures and equipment               5.2                                                          (1.8)       3.4
   Construction in process
                                                $ 5.2           $              $              $               $(1.6)     $  3.6

  Timberland, less timber depletion            $                $              $                $(20.3)     $            $(20.3)


Year ended December 31, 1991
  Land                                          $  .1           $              $              $               $(3.4)     $ (3.3)
  Buildings and leasehold improvements             .8                                                           2.6         3.4
  Machinery, fixtures and equipemnt               3.2                                                           (.6)        2.6
  Construction in process                          .3                                                           (.1)         .2
                                                $ 4.4           $              $              $               $(1.5)     $  2.9

  Timberland, less timber depletion            $                $              $              $(18.1)         $  .1      $(18.0)



<F13>  Represents increase in property balances in connection with the adoption of SFAS No. 109.  See footnote 6 to the December 31, 1993 consolidated financial statements.

<F14>  Represents reduction in property balances in connection with restructuring and other charges.  See footnote 10 to the December 31, 1993 consolidated financial statements.

                                                   JEFFERSON SMURFIT CORPORATION
                                SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                  OF PROPERTY, PLANT AND EQUIPMENT
                                                           (In Millions)




          Column A                                       Column B      Column C    Column D      Column E    Column F
                                                        Balance at
                                                      Beginning of  Additions                     Other
                                                        Period, as    Charged to                Changes      Balance
                                                        Previously    Costs and    Retire-    Add(Deduct)    at End
          Description                                    Reported      Expenses     ments     Describe<F15>   of Period

Year ended December 31, 1993
  Buildings and leasehold improvements                  $ 52.1       $ 11.2       $ (1.6)     $ (5.8)      $ 55.9
  Machinery, fixtures and equipment                      472.9         92.1        (19.1)      (38.6)       507.3
                                                        $525.0       $103.3       $(20.7)     $(44.4)      $563.2

Year ended December 31, 1992
  Buildings and leasehold improvements                  $ 41.9       $ 10.6       $  (.2)      $ (.2)      $ 52.1
  Machinery, fixtures and equipment                      397.2         95.9        (20.2)                   472.9
                                                        $439.1       $106.5       $(20.4)      $ (.2)      $525.0

Year ended December 31, 1991
  Buildings and leasehold improvements                  $ 34.1       $  9.7       $ (1.9)        $         $ 41.9
  Machinery, fixtures and equipment                      312.0         96.1        (11.7)         .8        397.2
                                                        $346.1       $105.8       $(13.6)      $  .8       $439.1


<F15>  See next page.



The annual provisions for depreciation have been computed principally in accordance with the following estimated lives:

Buildings and leasehold improvements - 20 to 50 years
Machinery, fixtures and equipment   -  3 to 30 years

                                JEFFERSON SMURFIT CORPORATION
          SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                               OF PROPERTY, PLANT AND EQUIPMENT
                                  COMPONENTS OF OTHER CHANGES
                                         (In Millions)





                                                       SFAS 109                                              Total
                                                      Adjustment  Restructuring               Other
       Classification                    Acquisitions    <F16>       <F17>          Other     Changes
Year ended December 31, 1993
  Buildings and leasehold improvements           $                $ .2        $ (5.7)          $(.3)        $ (5.8)
  Machinery, fixtures and equipment                .4              2.8         (41.8)                        (38.6)
                                                 $ .4             $3.0        $(47.5)          $(.3)        $(44.4)


Year Ended December 31, 1992
  Buildings and leasehold improvements           $                $             $              $(.2)        $  (.2)
  Machinery, fixtures and equipment
                                                 $                 $            $              $(.2)        $  (.2)


Year ended December 31, 1991
  Buildings and leasehold improvements           $ .1               $           $              $(.1)          $
  Machinery, fixtures and equipment                .8                                                           .8
                                                 $ .9              $            $              $(.1)        $   .8





<F16>  Represents increase in property balances in connection with the adoption of SFAS No. 109.  See footnote 6 to the December 31, 1993 consolidated financial statements.

<F17>  Represents reduction in property balances in connection with restructuring and other charges.  See footnote 10 to the December 31, 1993 consolidated financial statements.

                         JEFFERSON SMURFIT CORPORATION
                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                (In Millions)




             Column A                                       Column B             Column C             Column D      Column E
                                                           Balance at
                                                          Beginning of                  Charged
                                                           Period, as    Charged to    to Other      Deductions     Balance
                                                           Previously    Costs and      Accounts      Describe       at End
             Description                                    Reported      Expenses     Describe         <F18>        of Period


   Year ended December 31, 1993
     Allowance for doubtful accounts                         $7.8         $4.0            $           $2.6         $9.2

   Year ended December 31, 1992
     Allowance for doubtful accounts                         $8.2         $3.5            $           $3.9   $7.8

   Year ended December 31, 1991
     Allowance for doubtful accounts                         $7.8        $3.6             $           $3.2         $8.2











<F18>  Uncollectible accounts written off, net of recoveries.

                      JEFFERSON SMURFIT CORPORATION
         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                          (In Millions)



        Column A                                                                          Column B

          Item                                                                    Year Ended December 31,

                                                                                   1993         1992        1991

Maintenance and repairs                                                           $237.8       $232.0      $208.5









Amounts for (i) depreciation and amortization of intangible assets, pre-operating costs and similar deferrals, (ii) taxes, other than payroll and income taxes, (iii) royalties and (iv) advertising costs are not presented as such amounts are less than 1% of total sales and revenue in all periods.