Form 10-Q
period 1994-03-31
JEFFERSON SMURFIT CORP
filed 1994-05-16
CIK 727742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q




[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended March 31, 1994
Commission File Number 0-11951



                       JEFFERSON SMURFIT CORPORATION (U.S.)
            (Exact name of registrant as specified in its charter)

           Delaware                              36-2931273
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)              Identification No.)

               8182 Maryland,  St. Louis, Missouri          63105
              (Address of principal executive offices)    (Zip Code)

                               (314) 746-1100
              Registrant's telephone number, including area code

                          Jefferson Smurfit Corporation
              (Former name, former address and former fiscal year,
               if changed since last report)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X      No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      As of May 13, 1994, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                     JEFFERSON SMURFIT CORPORATION (U.S.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In millions)
                                  (Unaudited)


                                                          Three months ended March 31,
                                                            1994                 1993

Net sales                                              $727.7               $735.9

Costs and expenses
  Cost of goods sold                                    629.2                635.8
  Selling and administrative expenses                    51.7                 60.3
                                                        680.9                696.1

Income from operations                                   46.8                 39.8

Other income (expense)
  Interest expense                                      (64.8)               (65.2)
  Other, net                                              1.4                  2.9
                                                        (63.4)               (62.3)

     Loss before income taxes and
     cumulative effect of
     accounting changes                                 (16.6)               (22.5)

Provision for (benefit from) income taxes                (4.8)                (7.0)

     Loss before cumulative effect of
     accounting changes                                 (11.8)               (15.5)

Cumulative effect of accounting changes
  Post-retirement benefits                                                   (37.0)
  Income taxes                                                                20.5

     Net loss                                          $(11.8)              $(32.0)


See notes to consolidated financial statements.

                            JEFFERSON SMURFIT CORPORATION (U.S.)
                               CONSOLIDATED BALANCE SHEETS
                           (In millions, except share data)

                                                        March 31,         December 31,
                                                           1994                1993
                                                       (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                             $   44.0            $   44.2
  Receivables, less allowances of
    $8.6 in 1994 and $9.2 in 1993                          258.3               243.2
  Refundable income taxes                                     .3                  .7
  Inventories
    Work-in-process and finished goods                      90.6                96.1
    Materials and supplies                                 134.8               137.2
                                                           225.4               233.3
  Deferred income taxes                                     42.5                41.9
  Prepaid expenses and other current assets                  6.0                 5.2
    Total current assets                                   576.5               568.5

Property, plant and equipment                            1,964.3             1,937.7
  Less accumulated depreciation and amortization           588.4               563.2
                                                         1,375.9             1,374.5

Timberland, less timber depletion                          262.2               261.5
Deferred debt issuance costs                                51.5                52.3
Goodwill, less accumulated amortization of
  $29.5 in 1994 and $27.6 in 1993                          260.4               261.4
Other assets                                                82.0                78.9
                                                        $2,608.5            $2,597.1

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Current maturities of long-term debt                   $   9.8            $   10.3
  Accounts payable                                         257.4               270.6
  Accrued compensation and payroll taxes                   120.3               110.1
  Interest payable                                          77.8                52.6
  Other accrued liabilities                                 89.4                84.9
    Total current liabilities                              554.7               528.5

Long-term debt, less current maturities
  Nonsubordinated                                        1,851.0             1,839.4
  Subordinated                                             784.6               779.7
    Total long-term debt                                 2,635.6             2,619.1

Other long-term liabilities                                243.1               257.1
Deferred income taxes                                      227.1               232.2
Minority interest                                           17.6                18.0
Stockholder's deficit
  Common stock, par value $.01 per share;
    1,000 shares authorized and outstanding
  Additional paid-in capital                               731.8               731.8
  Retained earnings (deficit)                           (1,801.4)           (1,789.6)
    Total stockholder's deficit                         (1,069.6)           (1,057.8)
                                                        $2,608.5            $2,597.1

See notes to consolidated financial statements.

                       			 JEFFERSON SMURFIT CORPORATION (U.S.)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)


                                                           Three months ended March 31,
                                                            1994                  1993

Cash flows from operating activities
  Net loss                                                 $(11.8)              $(32.0)
  Adjustments to reconcile net loss to net
  cash provided by operating activities
  Cumulative effect of accounting changes
     Post-retirement benefits                                                     58.9
     Income taxes                                                                (20.5)
  Depreciation, depletion and amortization                   33.4                 31.1
  Amortization of deferred debt issuance costs                1.9                  2.9
  Deferred income taxes                                      (5.8)               (26.8)
  Non-cash interest                                           4.9                  4.2
  Non-cash employee benefit expense                          (1.9)                (2.5)
  Change in current assets and liabilities,
  net of effects from acquisitions
    Receivables                                             (15.1)                (8.6)
    Inventories                                               7.9                 (8.5)
    Prepaid expenses and other current assets                 (.8)                 1.4
    Accounts payable and accrued liabilities                  1.5                 17.5
    Interest payable                                         28.0                 17.0
    Income taxes payable                                       .4                 (1.8)
  Other, net                                                (18.4)                (1.3)
  Net cash provided by operating activities                  24.2                 31.0


Cash flows from investing activities
  Property additions                                        (24.5)               (20.0)
  Timberland additions                                       (6.9)                (3.2)
  Proceeds from property and timberland disposals              .4                  1.9
  Net cash used for investing activities                    (31.0)               (21.3)

Cash flows from financing activities
  Proceeds from long-term borrowings                         12.3                 21.4
  Repayment of long-term debt                                (4.6)               (29.6)
  Deferred debt issuance costs                               (1.1)
  Net cash provided by (used for) financing activities        6.6                 (8.2)

Increase (decrease) in cash and cash equivalents              (.2)                 1.5
Cash and cash equivalents
  Beginning of period                                        44.2                 45.0
  End of period                                            $ 44.0               $ 46.5


See notes to consolidated financial statements.

                      JEFFERSON SMURFIT CORPORATION (U.S.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Tabular amounts in millions)
                                  (Unaudited)


1. -- Basis of Presentation

The accompanying consolidated financial statements of Jefferson Smurfit Corporation (U.S.) ("the Company" or "JSC") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position and results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, filed on March 31, 1994 with the Securities and Exchange Commission (the "JSC 1993 10-K").

As further explained in the JSC 1993 10-K, JSC is a wholly-owned subsidiary of SIBV/MS Holdings, Inc. ("Holdings"). As of March 31, 1994, 50% of the voting stock of Holdings was owned by Smurfit Packaging Corporation and Smurfit Holdings B.V., indirect wholly-owned subsidiaries of Jefferson Smurfit Group plc ("JS Group"), a public corporation organized under the laws of the Republic of Ireland. As of such date, the remaining 50% was owned by the Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"). Holdings has no operations other than its investment in JSC.

In connection with a recapitalization effected May 4, 1994, as discussed more fully in Note 3 below, the Company changed its name to Jefferson Smurfit Corporation (U.S.) and Holdings changed its name to Jefferson Smurfit Corporation.

2. -- Summarized Financial Information of Container Corporation of
America

The following summarized financial information is presented for Container Corporation of America ("CCA"), a wholly-owned subsidiary of the Company. CCA is the issuer of the Senior Subordinated Notes, the Subordinated Debentures and the Junior Subordinated Accrual Debentures, as defined in the JSC 1993 10-K. These securities are guaranteed by JSC.

Condensed consolidated balance sheets:
                                                        March 31,         December 31,
                                                          1994                1993

  Current assets                                       $  521.5             $  448.1
  Property, plant and equipment and timberlands, net    1,077.6              1,073.5
  Due from JSC                                          1,244.3              1,244.3
  Deferred debt issuance costs                             49.9                 50.5
  Goodwill                                                 93.0                 93.7
  Other assets                                             55.8                 54.8
     Total assets                                      $3,042.1             $2,964.9

  Current liabilities                                  $  320.5             $  264.4
  Long-term debt                                        2,391.0              2,378.4
  Deferred income taxes and other liabilities             367.8                371.6
  Stockholder's deficit                                   (37.2)               (49.5)
     Total liabilities and stockholder's deficit       $3,042.1             $2,964.9

Condensed consolidated statements of operations:

                                                        Three months ended March 31,
                                                         1994                 1993

  Net sales                                             $486.6               $484.1
  Costs and expenses                                     451.0                444.2
  Interest expense                                        60.4                 60.6
  Interest income from JSC                                44.0                 42.8
  Other income, net                                         .2                   .1
  Income before income taxes and cumulative effect
    of accounting change                                  19.4                 22.2
  Provision for income taxes                               7.2                  8.7
  Cumulative effect of change in accounting
    for post-retirement benefits                                               (4.7)
    Net income                                          $ 12.2               $  8.8

3. -- Subsequent Event

In May 1994, Holdings implemented a recapitalization plan to repay or refinance a substantial portion of its indebtedness in order to improve operating and financial flexibility. In connection with the recapitalization plan, (i) Holdings issued and sold 19,250,000 shares of common stock pursuant to a registered public offering at an initial public offering price of $13.00 per share, (ii) JS Group, through its wholly-owned subsidiary Smurfit International B.V. (SIBV), purchased an additional 11,538,462 shares of common stock for $150 million, and (iii) CCA issued and sold $300 million aggregate principal amount of 11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of 10.75% Series B Senior Notes due 2002 pursuant to a registered public offering.

The proceeds from the equity and debt offerings, the sale to SIBV, and borrowings under a new bank facility were used, among other things, to repay the Company's outstanding bank debt. The new bank facility includes a delayed term loan which allows the Company to redeem its Subordinated Debentures and pay related premiums on approximately December 1, 1994

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
The following tables present net sales on a segment basis for the
three months ended    March 31, 1994 and 1993 and an analysis of
the increases or (decreases) in net sales:

                             Net Sales by Segment
                                 (In millions)
                                                        Three months ended March 31,
                                                         1994                   1993
Paperboard/Packaging Products                           $666.5                 $676.6
Newsprint                                                 61.2                   59.3
  Total net sales                                       $727.7                 $735.9


                                   Net Sales Analysis
                                      (In millions)
                                                              Three months 1994
                                                                 compared to
                                                              Three months 1993

Increase (decrease) due to:
Sales price and product mix
  Paperboard/Packaging Products                                    $(27.0)
  Newsprint                                                           2.8
                                                                    (24.2)
Sales volume
  Paperboard/Packaging Products                                      45.4
  Newsprint                                                           (.9)
                                                                     44.5
Acquisitions and new facilities
  Paperboard/Packaging Products                                        .9

Plant closings
  Paperboard/Packaging Products                                     (29.4)
    Net sales decrease                                             $ (8.2)

The Company's net sales for the three months ended March 31, 1994 decreased 1.1% to $727.7 million, compared to $735.9 million for the same period in 1993. Net sales decreased 1.5% in the Paperboard/Packaging Products segment and increased 3.2% in the Newsprint segment.

The decrease in the Paperboard/Packaging Products segment sales, as compared to the three months ended March 31, 1993, was due primarily to the shutdown of several operating facilities pursuant to the Company's Restructuring Program (as discussed below), lower sales prices, product mix and severe weather conditions. Average prices for linerboard, one of the Company's major products, during the first quarter of 1994 were lower compared to last year, despite a $25 per ton increase implemented in November 1993. The Company has been able to implement an additional increase of $30 per ton in March 1994. Increases in sales volume, primarily for corrugated containers, which improved approximately 4% for the three months ended March 31, 1994, helped counteract the decreases due to the shutdown plants, sales price and product mix. Sales volume for other products was generally unchanged as compared to the three month period ended March 31, 1993.

The net sales increase in the Newsprint segment was due primarily to improvements in mix, although partially offset by lower sales volume.

Cost of goods sold as a percent of net sales for the three months ended March 31, 1994 and 1993 were 85.0% and 84.7% respectively, for the Paperboard/Packaging Products segment and 101.8% and 106.0%, respectively, for the Newsprint segment. Selling and administrative expenses decreased to $51.7 million (14.3%) for the three months ended March 31, 1994 compared to $60.3 million for the same period in 1993. The modest increase in cost of goods sold as a percent of net sales for the Paperboard/Packaging Products segment, the improvement in cost of goods sold as a percent of net sales for the Newsprint segment and the reductions in selling and administrative expenses are due in large part to cost reduction initiatives and the Restructuring Program.

The restructuring program, which was implemented late in 1993, was developed by the Company to improve its long-term competitive position (the "Restructuring Program"). The Restructuring Program provides for plant closures, asset write-downs, reductions in workforce, and relocation of employees and consolidation of certain plant operations, which are expected to be completed over an approximate two to three year period. The Company closed certain high cost operating facilities, including a coated recycled boxboard mill and five converting plants in the first quarter of 1994 and two reclamation plants in the fourth quarter of 1993. Approximately 60% of the cash costs of the Restructuring Program are expected to be incurred in 1994 and 1995 and approximately 51% of these anticipated expenditures were incurred in the first quarter of 1994. The Company anticipates that the cash expenditures related to the Restructuring Program will be funded through operations as originally planned.

Income from operations increased to $46.8 million (17.6%) for the three months ended March 31, 1994 compared to $39.8 million for the same period in 1993 due primarily to the cost reduction initiatives, Restructuring Program and higher sales volumes, as mentioned above.

Interest expense of $64.8 million for the three months ended March 31, 1994 was comparable to last year.

The benefit from income taxes for the three months ended March 31, 1994 was $4.8 million. The effective tax rate for the period was lower than the Federal statutory tax rate due to several factors, the most significant of which was the nondeductibility of goodwill amortization.

The net loss for the three months ended March 31, 1994 was $11.8 million as compared to a net loss of $32.0 million for the same period in 1993. The net loss for the 1993 period included a net provision of $16.5 million for the cumulative effects of accounting changes related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes".

Liquidity and Capital Resources
The Company's primary uses of cash for the next several years will be principal and interest payments on its indebtedness and capital expenditures.

In May 1994, Holdings and the Company implemented a recapitalization plan to repay or refinance a substantial portion of their indebtedness in order to improve operating and financial flexibility by reducing the level and overall cost of their debt, extending maturities of indebtedness, increasing stockholders' equity and increasing their access to capital markets (the "Recapitalization Plan"). The Recapitalization Plan includes the following: (i) the issuance and sale by CCA of $300 million aggregate principal amount of $11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of 10.75% Series B Senior Notes due 2002 (the "Debt Offerings"); (ii) the issuance and sale by Holdings of 19,250,000 shares of Holdings Common Stock (the "Equity Offerings") for $13.00 per share; (iii) the purchase by SIBV of 11,538,462 shares of Holdings Common Stock for $13.00 per share (the "SIBV Investment"); and (iv) the entering into of a new credit agreement by CCA and JSC (the "New Credit Agreement") consisting of $450 million revolving credit facility (the "New Revolving Credit Facility"), a $300 million initial term loan and a $900 million delayed term loan (the "Delayed Term Loan").

The first step of the Recapitalization Plan, pursuant to which the Company applied the net proceeds of the Equity Offerings and the SIBV Investment and a portion of the net proceeds of the Debt Offerings, together with borrowings under the New Credit Agreement, to pay in full the Company's previously outstanding bank debt, was completed in May 1994. The second step of the Recapitalization Plan involves the application, on approximately December 1, 1994, of borrowings, including borrowings under the New Credit Agreement (including under the Delayed Term Loan), to redeem CCA's (a) 13.5% Senior Subordinated Notes due 1999, (b) 14.0% Subordinated Debentures due 2001 and (c) 15.5% Junior Subordinated Accrual Debentures due 2004. Approximately $78 million of net proceeds of the Debt Offerings were segregated primarily to fund a portion of the Company's 1994 capital expenditures or to pay accrued and unpaid interest on the Junior Subordinated Accrual Debentures as of December 1, 1994. To the extent such proceeds of the Debt Offerings are used to fund the Company's 1994 capital expenditures, the Company will use available cash or borrow under the New Revolving Credit Facility (or, to the extent available, under the Delayed Term Loan) to pay such interest.

Following the Equity and Debt Offerings, borrowings of $88.0 million and letters of credit of approximately $93.7 million were outstanding under the New Revolving Credit Facility. There are no significant scheduled payments due on bank debt until October 1995, at which time approximately $46.0 million will be payable.

The New Credit Agreement imposes an annual limit on future capital expenditures of approximately $150.0 million. The capital spending limit is subject to increase by an amount up to $75 million in any year if the prior year's spending was less than the maximum amount allowed; for 1994, the Company has a carryover of $75.0 million. Capital expenditures consist of property and timberland additions and acquisitions of businesses. Capital expenditures for the three months ended March 31, 1994 were $31.4 million. Because the Company has invested heavily in its core businesses over the last several years, management believes the annual limitation for capital expenditures should not impair its plans for maintenance, expansion and continued modernization of its facilities.

Operating activities have historically been the major source of cash for the Company's working capital needs, capital expenditures and debt payments. For the three months ended March 31, 1994 net cash provided by operating activities was $24.2 million.

The Company expects that liquidity will be provided by its operations and through the utilization of unused borrowing capacity under its New Credit Agreement and the Securitization. At March 31, 1994, the Company had $100.9 million in unused borrowing capacity under the then existing Revolving Credit Facility and borrowing capacity of $42.5 million under the Securitization Program subject to the Company's level of eligible accounts receivable. The Securitization Program matures in April 1996, at which time the Company expects it to be refinanced. Upon completion of the first step of the Recapitalization Plan in May 1994, the Company had $268.3 million in unused borrowing capacity under the New Credit Agreement.

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

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      During the quarter ended March 31, 1994, there were no material developments in Legal Proceedings previously reported in the JSC 1993 10-K.


Item 2.  Changes in Securities

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibits are included in this Form 10-Q.

 4.1 Indenture, dated as of May 1, 1994, among CCA, JSC and NationsBank of Georgia, as trustee, relating to CCA's 11 1/4% Series A Senior Notes due 2004, guaranteed by JSC (incorporated by reference to exhibit 4.1 to Holdings' quarterly report on Form 10-Q for the quarter ended March 31,
       1994).
 4.2 Indenture, dated as of May 1, 1994, among CCA, JSC and NationsBank of Georgia, as trustee, relating to CCA's 10 3/4% Series B Senior Notes due 2002, guaranteed by JSC (incorporated by reference to exhibit 4.2 to Holdings' quarterly report on Form 10-Q for the quarter ended March 31,
       1994).
10.1 Credit Agreement, dated as of May 11, 1994, among the Company, JSC, CCA, the Lenders named therein, the Managing Agents named therein, Chemical Bank and Bankers Trust Company, as Senior Managing Agents, Bankers Trust Company, as Fronting Bank, Chemical Bank, as Swingline Lender, and Chemical Bank, as Administrative Agent and Collateral Agent (incorporated by reference to exhibit 10.1 to Holdings' quarterly report on Form 10-Q for the quarter ended March 31,
       1994).
10.2 Stockholders Agreement, dated as of May 3, 1994, among SIBV, MSLEF II, the Company and certain other parties thereto (incorporated by reference to exhibit 10.2 to Holdings' quarterly report on Form 10-Q for the quarter ended March 31,
       1994).
10.3 Registration Rights Agreement, dated as of May 3, 1994, among MSLEF II, SIBV, the Company and certain other parties thereto (incorporated by reference to exhibit 10.3 to Holdings' quarterly report on Form 10-Q for the quarter ended March 31,
       1994).

10.4 Stock Subscription Agreement, dated as of May 3, 1994, among the Company, JSC, CCA and SIBV, as amended (incorporated by reference to exhibit 10.4 to Holdings' quarterly report on Form 10-Q for the quarter ended March 31, 1994).
10.5 Agreement, dated as of May 11, 1994, among CCA, Smurfit Paperboard, Inc., SIBV, Bankers Trust Company, as Collateral Trustee, and Chemical Bank, as Collateral Agent (incorporated by reference to exhibit 10.5 to Holdings' quarterly report on Form 10-Q for the quarter ended March 31, 1994).

b)     Reports on Form 8-K

       A Form 8-K regarding the filing of an S-1 registration statement by SIBV/MS Holdings, Inc and the filing of an S-2 registration statement by the Company was filed with the Securities and Exchange Commission on February 28, 1994.


       A Form 8-K announcing preliminary financial results for the first quarter of 1994 was filed with the Securities and Exchange Commission on April 26, 1994.

       The Company did not file any other reports on Form 8-K during the three months ended March 31, 1994.

                                  Signatures


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             JEFFERSON SMURFIT CORPORATION (U.S.)
                                         (Registrant)





Date  May 16, 1994                               /s/  John R. Funke
                                                      John R. Funke
                                                Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting Officer)