Form 10-Q
period 1994-06-30
JEFFERSON SMURFIT CORP U S
filed 1994-08-05
CIK 727742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended June 30, 1994
Commission File Number 0-11951



                       JEFFERSON SMURFIT CORPORATION (U.S.)

            (Exact name of registrant as specified in its charter)

           Delaware                                     36-2931273

(State or other jurisdiction of               (IRS Employer
Identification No.)   incorporation or organization)

               8182 Maryland,  St. Louis, Missouri          63105
              (Address of principal executive offices)    (Zip Code)

                               (314) 746-1100
              Registrant's telephone number, including area code

                               Not Applicable
              (Former name, former address and former fiscal year,
               if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X       No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      As of August 1, 1994, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     JEFFERSON SMURFIT CORPORATION (U.S.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In millions)
                                  (Unaudited)
                                              Three months ended     Six months ended
                                                    June 30,             June 30,
                                               1994        1993       1994      1993

Net sales                                     $765.9     $734.9    $1,493.6   $1,470.8

Costs and expenses
  Cost of goods sold                           654.9      634.4     1,284.1    1,268.8
  Selling and administrative expenses           55.4       59.4       107.1      119.7
                                               710.3      693.8     1,391.2    1,388.5

Income from operations                          55.6       41.1       102.4       82.3

Other income (expense)
  Interest expense                             (69.3)     (62.5)     (134.1)    (127.7)
  Other, net                                     1.7         .8         3.1        2.3
                                               (67.6)     (61.7)     (131.0)    (125.4)

    Loss before income taxes, extra-
    ordinary item and cumulative effect
    of accounting changes                      (12.0)     (20.6)      (28.6)     (43.1)

Provision for (benefit from) income taxes       (3.6)      (6.0)       (8.4)     (13.0)

    Loss before extraordinary item
    and cumulative effect of
    accounting changes                          (8.4)     (14.6)      (20.2)     (30.1)

Extraordinary item
  Loss from early extinguishment of
  debt, net of income tax benefits             (51.6)     (37.8)      (51.6)     (37.8)

Cumulative effect of accounting changes
  Post-retirement benefits                                                       (37.0)
  Income taxes                                                                    20.5

    Net loss                                  $(60.0)    $(52.4)   $  (71.8)  $  (84.4)




See notes to consolidated financial statements.

                        JEFFERSON SMURFIT CORPORATION (U.S.)
                             CONSOLIDATED BALANCE SHEETS
                          (In millions, except share data)

                                                         June 30,         December 31,
                                                          1994                1993
                                                       (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                             $   80.9            $   44.2
  Receivables, less allowances of
    $8.9 in 1994 and $9.2 in 1993                          289.9               243.2
  Refundable income taxes                                     .2                  .7
  Inventories
    Work-in-process and finished goods                      89.6                96.1
    Materials and supplies                                 128.4               137.2
                                                           218.0               233.3
  Deferred income taxes                                     41.8                41.9
  Prepaid expenses and other current assets                  3.3                 5.2
    Total current assets                                   634.1               568.5

Property, plant and equipment                            1,994.6             1,937.7
  Less accumulated depreciation and amortization           612.8               563.2
                                                         1,381.8             1,374.5

Timberland, less timber depletion                          259.8               261.5
Deferred debt issuance costs                                87.4                52.3
Goodwill, less accumulated amortization of
  $31.3 in 1994 and $27.6 in 1993                          258.6               261.4
Other assets                                                98.3                78.9
                                                        $2,720.0            $2,597.1

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current maturities of long-term debt                  $    8.1            $   10.3
  Accounts payable                                         324.4               270.6
  Accrued compensation and payroll taxes                   118.8               110.1
  Interest payable                                          45.2                52.6
  Other accrued liabilities                                 93.5                84.9
    Total current liabilities                              590.0               528.5

Long-term debt, less current maturities
  Nonsubordinated                                        1,645.3             1,839.4
  Subordinated                                             789.6               779.7
    Total long-term debt                                 2,434.9             2,619.1

Other long-term liabilities                                230.6               257.1
Deferred income taxes                                      190.2               232.2
Minority interest                                           17.3                18.0
Stockholders' deficit
  Common stock, par value $.01 per share;
    1,000 shares authorized and outstanding
  Additional paid-in capital                             1,118.3               731.8
  Retained earnings (deficit)                           (1,861.3)           (1,789.6)
    Total stockholders' deficit                           (743.0)           (1,057.8)
                                                        $2,720.0            $2,597.1

See notes to consolidated financial statements.

                                JEFFERSON SMURFIT CORPORATION (U.S.)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)



                                                             Six months ended June 30,
                                                            1994                  1993

Cash flows from operating activities
  Net loss                                               $  (71.8)              $(84.4)
  Adjustments to reconcile net loss to net
  cash provided by operating activities
  Extraordinary loss from early
  extinguishment of debt                                     83.2                 59.5
  Cumulative effect of accounting changes
     Post-retirement benefits                                                     58.9
     Income taxes                                                                (20.5)
  Depreciation, depletion and amortization                   65.6                 63.1
  Amortization of deferred debt issuance costs                4.4                  4.5
  Deferred income taxes                                     (42.0)               (64.1)
  Non-cash interest                                          10.0                  8.6
  Non-cash employee benefit expense                          (3.9)                (4.6)
  Change in current assets and liabilities,
  net of effects from acquisitions
    Receivables                                             (57.6)               (11.8)
    Inventories                                              15.3                 (9.3)
    Prepaid expenses and other current assets                 2.1                  3.2
    Accounts payable and accrued liabilities                  1.1                 26.3
    Interest payable                                         (6.4)                (2.3)
    Income taxes payable                                       .6                 16.2
  Other, net                                                 (6.1)                 1.1
  Net cash provided by (used for) operating activities       (5.5)                44.4

Cash flows from investing activities
  Property additions                                        (55.6)               (47.4)
  Timberland additions                                       (9.4)                (8.3)
  Proceeds from property and timberland disposals             1.0                  3.5
  Net cash used for investing activities                    (64.0)               (52.2)

Cash flows from financing activities
  Capital contribution                                      386.5
  Proceeds from long-term borrowings                        928.4                513.9
  Repayment of long-term debt                            (1,131.8)              (486.3)
  Deferred debt issuance costs                              (76.9)               (19.9)
  Net cash provided by (used for) financing activities      106.2                  7.7

Increase (decrease) in cash and cash equivalents             36.7                  (.1)
Cash and cash equivalents
  Beginning of period                                        44.2                 45.0
  End of period                                          $   80.9               $ 44.9



See notes to consolidated financial statements.

                        JEFFERSON SMURFIT CORPORATION (U.S.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Tabular amounts in millions)
                                     (Unaudited)


1. -- Basis of Presentation

The accompanying consolidated financial statements of Jefferson Smurfit Corporation (U.S.) ("the Company" or "JSC U.S.") have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position and results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, filed on March 31, 1994 with the Securities and Exchange Commission (the "JSC U.S. 1993 10-K").

As further explained in the JSC U.S. 1993 10-K, JSC U.S. is a wholly-owned subsidiary of Jefferson Smurfit Corporation ("JSC"). Prior to May 4, 1994, 50% of the voting stock of JSC was owned by Smurfit Packaging Corporation and Smurfit Holdings B.V., indirect wholly-owned subsidiaries of Jefferson Smurfit Group plc ("JS Group"), a public corporation organized under the laws of the Republic of Ireland. As of such date, the remaining 50% was owned by the Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"). JSC has no operations other than its investment in JSC U.S.

In May 1994, JSC completed the initial phase of a recapitalization plan (the "Recapitalization") to repay or refinance a substantial portion of its indebtedness in order to improve operating and financial flexibility. In connection with the Recapitalization, (i) JSC issued and sold 19,250,000 shares of common stock pursuant to a registered public offering at an initial public offering price of $13.00 per share,
(ii) JS Group, through its wholly-owned subsidiary Smurfit International B.V. ("SIBV"), purchased an additional 11,538,462 shares of common stock for $150 million, and (iii) Container Corporation of America ("CCA") issued and sold $300 million aggregate principal amount of 11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of 10.75% Series B Senior Notes due 2002 pursuant to a registered public offering. The proceeds from the equity and debt offerings, the sale to SIBV, and borrowings under a new bank facility, among other things, were used to repay the Company's outstanding bank debt. The new bank facility includes a delayed term loan which allows the Company to redeem its Subordinated Debentures and pay related premiums on approximately December 1, 1994, as the second phase of the Recapitalization. December 1, 1994 is the earliest date the Subordinated Debentures may be redeemed.

In connection with the recapitalization as discussed above, in May 1994, the Company changed its name to Jefferson Smurfit Corporation (U.S.) and Holdings changed its name to Jefferson Smurfit Corporation.

2. --  Summarized Financial Information of Container Corporation of
America

The following summarized financial information is presented for CCA, a wholly-owned subsidiary of the Company. CCA is the issuer of the Senior Subordinated Notes, the Subordinated Debentures and the Junior
Subordinated Accrual Debentures, as defined in the JSC U.S. 1993 10-K. These securities are guaranteed by JSC.

Condensed consolidated balance sheets:


                                                          June 30,         December 31,
                                                            1994               1993

Current assets                                            $  620.9            $  448.1
Property, plant and equipment and timberlands, net         1,081.1             1,073.5
Due from JSC                                               1,260.2             1,244.3
Deferred debt issuance costs                                  86.0                50.5
Goodwill                                                      92.3                93.7
Other assets                                                  57.3                54.8
  Total assets                                            $3,197.8            $2,964.9

Current liabilities                                       $  345.5            $  264.4
Long-term debt                                             2,176.2             2,378.4
Deferred income taxes and other liabilities                  361.9               371.6
Stockholder's equity (deficit)                               314.2               (49.5)
  Total liabilities and stockholder's deficit             $3,197.8            $2,964.9

Condensed consolidated statement of operations:

                                                  Three months ended   Six months ended
                                                       June 30,            June 30,
                                                   1994        1993    1994        1993

Net sales                                         $516.8     $480.7   $1,003.4    $964.8
Costs and expenses                                 477.8      444.6      928.8     888.8
Interest expense                                    64.2       58.6      124.6     119.2
Interest income from JSC                            45.5       42.5       89.5      85.3
Other income, net                                    5.4                   5.6        .1
Income before income taxes, extra-
  ordinary item and cumulative
  effect of accounting change                       25.7       20.0       45.1      42.2
Provision for income taxes                           9.1        8.3       16.3      17.0
Extraordinary item
  Loss from early extinguishment
  of debt, net of income tax benefits              (51.6)     (37.8)     (51.6)    (37.8)
Cumulative effect of change in accounting
  for post-retirement benefits                                                      (4.7)

  Net loss                                        $(35.0)    $(26.1)  $  (22.8)   $(17.3)

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following tables present net sales on a segment basis for the three months and six months ended June 30, 1994 and 1993 and an analysis of the increases or (decreases) in net sales:

                                Net Sales by Segment
                                    (In Millions)
                                             Three months ended     Six months ended
                                                  June 30,              June 30,
                                              1994        1993       1994       1993
Paperboard/Packaging Products                $703.2      $672.1    $1,369.7   $1,348.7
Newsprint                                      62.7        62.8       123.9      122.1
  Total net sales                            $765.9      $734.9    $1,493.6   $1,470.8

                                   Net Sales Analysis
                                      (In Millions)
                                              Three months 1994       Six months 1994
                                               compared to            compared to
                                              three months 1993       six months 1993

Increase (decrease) due to:
Sales price and product mix
  Paperboard/Packaging Products                   $ 5.8                   $(21.2)
  Newsprint                                        (2.6)                      .2
                                                    3.2                    (21.0)
Sales Volume
  Paperboard/Packaging Products                    53.4                     98.8
  Newsprint                                         2.4                      1.5
                                                   55.8                    100.3
Acquisitions and new facilities
  Paperboard/Packaging Products                     1.3                      2.2

Plant closings
  Paperboard/Packaging Products                   (29.3)                   (58.7)
    Net sales increase                            $31.0                   $ 22.8

The Company's net sales for the six months ended June 30, 1994 increased 1.6% to $1,493.6 million, compared to $1,470.8 million for the same period in 1993. Net sales increased 1.6% in the Paperboard/Packaging Products segment and increased 1.5% in the Newsprint segment.

The increase in Paperboard/Packaging Products segment sales was due primarily to higher sales volumes, particularly for corrugated shipping containers which increased 6% during the period. Sales growth was mitigated by lower average sales prices, the shutdown of several operating facilities pursuant to the Company's Restructuring Program (as defined below), product mix changes and severe weather conditions experienced in January and February. Despite two price increases since November 1993, average prices for corrugated shipping containers were lower during the first half of 1994, reflecting the severe price deterioration which occurred in the second half of 1993. An additional price increase was implemented at the beginning of the third quarter.

Cost of goods sold as a percent of net sales for the six months ended June 30, 1994 and 1993 were 84.6% and 85.0%, respectively, for the Paperboard/Packaging Products segment and 101.5% and 102.0%, respectively, for the Newsprint segment. The price of reclaimed fiber, a key element of the Company's cost of sales, has escalated in recent months due to increased demand. While unable to predict how long this upward demand will last, the Company does not anticipate a problem satisfying its need for this material in the foreseeable future.
Selling and administrative expenses decreased to $107.1 million (10.5%) for the six months ended June 30, 1994 compared to $119.7 million for the same period in 1993. The decline in cost of goods sold as a percent of net sales, particularly in view of lower sales prices for corrugated containers, and the reductions in selling and administrative expenses are due in large part to cost reduction initiatives and the Restructuring Program.

The restructuring program, which was implemented late in 1993, (the "Restructuring Program"), was developed by the Company as a means to improve its long-term competitive position. The Restructuring Program provides for plant closures, asset write-downs, reductions in workforce, and relocation of employees and consolidation of certain plant operations, which are expected to be completed over an approximate two to three year period. In accordance with the Restructuring Program, the Company closed certain high cost operating facilities, including a coated recycled boxboard mill, and five converting plants in the first quarter of 1994 and two reclamation plants in the fourth quarter of 1993. Approximately 40% of the $53 million of cash expenditures anticipated under the Restructuring Program was paid in the six months ended June 30, 1994. The Company believes that a substantial portion of the cash expenditures related to the Restructuring Program will be funded through operations in 1994, 1995 and 1996, as originally planned.

Income from operations increased 24.4% to $102.4 million for the six months ended June 30, 1994 compared to $82.3 million for the same period in 1993 due primarily to the cost reduction initiatives, the Restructuring Program and higher sales volumes, as mentioned above.

Interest expense of $134.1 million for the six months ended June 30, 1994 was $6.4 million higher than the comparable period of 1993 due to higher effective interest rates in the 1994 period.

The benefit from income taxes for the six months ended June 30, 1994 was $8.4 million. The effective tax rate for the period was lower than the Federal statutory tax rate due to several factors, the most significant of which was the nondeductibility of goodwill amortization.

The Company had a loss before extraordinary item and cumulative effect of accounting changes for the six months ended June 30, 1994 and 1993 of $20.2 million ($.22 per share) and $30.1 million ($.47 per share), respectively. The Company recorded an extraordinary loss from the early extinguishment of debt in the second quarter of each year, bringing the net loss for the six months ended June 30, 1994 and 1993 to $71.8 million ($.80 per share) and $84.4 million ($1.33 per share), respectively. The Company refinanced a majority of its debt in 1993 and 1994 in preparation for and in conjunction with its initial public offering completed earlier this year. The net loss for the 1993 period also included a loss of $16.5 million for the cumulative effects of accounting changes related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes".


Liquidity and Capital Resources

The Company's primary uses of cash for the next several years will be principal and interest payments on its indebtedness and capital expenditures.

In May 1994, JSC and the Company implemented the first phase of a recapitalization plan to repay or refinance a substantial portion of indebtedness in order to improve operating and financial flexibility by reducing the level and overall cost of debt, extending maturities of indebtedness, increasing stockholders' equity and increasing access to capital markets (the "Recapitalization"). The Recapitalization included the following: (i) the issuance and sale by CCA of $300 million aggregate principal amount of $11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of 10.75% Series B Senior Notes due 2002 (the "Debt Offerings"); (ii) the issuance and sale by JSC of 19,250,000 shares of JSC Common Stock (the "Equity Offerings") for $13.00 per share; (iii) the purchase by SIBV of 11,538,462 shares of JSC Common Stock for $13.00 per share (the "SIBV Investment"); and (iv) the entering into of a new credit agreement by CCA and JSC (the "New Credit Agreement") consisting of a $450 million revolving credit facility (the "New Revolving Credit Facility"), a $300 million initial term loan and a $900 million delayed term loan (the "Delayed Term Loan").

The first step of the Recapitalization, pursuant to which the Company applied the net proceeds of the Equity Offerings and the SIBV Investment and a portion of the net proceeds of the Debt Offerings, together with borrowings under the New Credit Agreement, to pay in full the Company's previously outstanding bank debt, was completed in May 1994. The second step of the Recapitalization involves the application, on approximately December 1, 1994, of borrowings, including borrowings under the New Credit Agreement (including borrowings under the Delayed Term Loan), to redeem CCA's (a) 13.5% Senior Subordinated Notes due 1999, (b) 14.0% Subordinated Debentures due 2001 and (c) 15.5% Junior Subordinated Accrual Debentures due 2004. The earliest date the Subordinated Debentures may be redeemed is December 1, 1994. Approximately $78 million of net proceeds of the Debt Offerings were segregated primarily to fund a portion of the Company's 1994 capital expenditures or to pay accrued and unpaid interest on the Junior Subordinated Accrual Debentures as of December 1, 1994. To the extent such proceeds of the Debt Offerings are used to fund the Company's 1994 capital expenditures, the Company will use available cash or borrow under the New Revolving Credit Facility (or, to the extent available, under the Delayed Term
Loan) to pay such interest.

The New Credit Agreement imposes an annual limit on future capital expenditures of approximately $150.0 million. The capital spending limit is subject to increase by an amount up to $75 million in any year if the prior year's spending was less than the maximum amount allowed; for 1994, the Company has a carryover of $75.0 million. Capital expenditures consist of property and timberland additions and acquisitions of businesses. Capital expenditures for the six months ended June 30, 1994 were $65.0 million. Because the Company has invested heavily in its core businesses over the last several years, management believes the annual limitation for capital expenditures should not impair its plans for maintenance, expansion and continued modernization of its facilities. The New Credit Agreement also prohibits the payment of any dividends by the Company for the foreseeable future.

The Company has historically financed its operations through cash provided by operations, borrowings under its credit agreement and debt and equity financings. The Company expects that liquidity will be provided by its operations and through the utilization of unused borrowing capacity under its New Credit Agreement and the Securitization
Program.   At June 30, 1994, the Company had $287.5 million in unused borrowing capacity under its New Credit Agreement and borrowing capacity of $27.8 million under the Securitization Program subject to the Company's level of eligible accounts receivable. There are no scheduled payments due on bank debt until October 1995, at which time approximately $46.0 million will be payable. The Securitization Program matures in April 1996, at which time the Company expects it to be refinanced.

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

                              PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         During the quarter ended June 30, 1994, the following developments occurred in Legal Proceedings not previously reported in the JSC 1993 10-K.

         JSC and CCA have entered into a settlement with the United States, the State of Indiana and certain other parties pursuant to which their obligations in connection with a superfund site in Griffin, Indiana will be satisfied in exchange for aggregate payments of approximately $588,000, which will most likely be made in the fourth quarter of 1994. CCA also paid $258,000 and agreed to pay an additional amount of approximately $50,000 in full settlement of its obligations in connection with a superfund site in Kankakee County, Illinois.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         James R. Thompson, Partner and Chairman of the law firm of Winston & Strawn and the former governor of the state of Illinois, was appointed to the JSC Board of Directors on July 19, 1994.

Item 6.  Exhibits and Reports on Form 8-K

   a)    The following exhibits are included in this Form 10-Q.

         None


   b)    Report on Form 8-K

         A Form 8-K announcing preliminary financial results for the first quarter of 1994 was filed with the Securities and Exchange Commission on April 25, 1994.

         The Company did not file any other reports on Form 8-K during the three months ended June 30, 1994.

                                     Signatures


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        JEFFERSON SMURFIT CORPORATION (U.S.)
                                                     (Registrant)





Date   August 5, 1994                              /s/  John R. Funke
                                                        John R. Funke
                                                        Vice President
                                              and Chief Financial Officer
                                              (Principal Accounting Officer)