Form 10-Q
period 1994-09-30
JEFFERSON SMURFIT CORP U S
filed 1994-11-04
CIK 727742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q





[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended September 30, 1994
Commission File Number 0-11951



                       JEFFERSON SMURFIT CORPORATION (U.S.)

            (Exact name of registrant as specified in its charter)

           Delaware                                     36-2931273

(State or other jurisdiction of               (IRS Employer
Identification No.)   incorporation or organization)

               8182 Maryland Avenue,  St. Louis, Missouri   63105
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      As of October 15, 1994, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                     JEFFERSON SMURFIT CORPORATION (U.S.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In millions)
                                  (Unaudited)
                                              Three months ended     Nine months ended
                                                September 30,          September 30,
                                               1994        1993       1994      1993

Net sales                                     $858.4    $ 745.7    $2,352.0   $2,216.5

Costs and expenses
  Cost of goods sold                           722.8      648.2     2,006.9    1,917.0
  Selling and administrative expenses           55.1       57.4       162.2      177.1
  Restructuring charge                                     96.0                   96.0
  Environmental and other charges                          54.0                   54.0
                                               777.9      855.6     2,169.1    2,244.1

Income (loss) from operations                   80.5     (109.9)      182.9      (27.6)

Other income (expense)
  Interest expense                             (70.3)     (63.0)     (204.4)    (190.7)
  Other, net                                     1.7        1.2         4.8        3.5
                                               (68.6)     (61.8)     (199.6)    (187.2)

    Income (loss) before income taxes,
    extraordinary item and cumulative
    effect of accounting changes                11.9     (171.7)      (16.7)    (214.8)

Provision for (benefit from) income taxes        6.1      (55.0)       (2.3)     (68.0)

    Income (loss) before extraordinary
    item and cumulative effect of
    accounting changes                           5.8     (116.7)      (14.4)    (146.8)

Extraordinary item
  Loss from early extinguishment of
  debt, net of income tax benefits                                    (51.6)     (37.8)

Cumulative effect of accounting changes
  Post-retirement benefits                                                       (37.0)
  Income taxes                                                                    20.5

    Net income (loss)                         $  5.8    $(116.7)   $  (66.0)  $ (201.1)




See notes to consolidated financial statements.

                        JEFFERSON SMURFIT CORPORATION (U.S.)
                             CONSOLIDATED BALANCE SHEETS
                          (In millions, except share data)

                                                      September 30,       December 31,
                                                          1994                1993
                                                      (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                             $   81.2            $   44.2
  Receivables, less allowances of
    $9.0 in 1994 and $9.2 in 1993                          332.1               243.2
  Inventories
    Work-in-process and finished goods                      85.1                96.1
    Materials and supplies                                 130.4               137.2
                                                           215.5               233.3
  Deferred income taxes                                     41.1                41.9
  Prepaid expenses and other current assets                  2.8                 5.9
    Total current assets                                   672.7               568.5

Property, plant and equipment                            2,029.3             1,937.7
  Less accumulated depreciation and amortization           636.1               563.2
                                                         1,393.2             1,374.5

Timberland, less timber depletion                          256.2               261.5
Deferred debt issuance costs                                84.6                52.3
Goodwill, less accumulated amortization of
  $33.2 in 1994 and $27.6 in 1993                          256.8               261.4
Due from Jefferson Smurfit Corporation                      15.9
Other assets                                                85.7                78.9
                                                        $2,765.1            $2,597.1

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Current maturities of long-term debt                  $    8.4            $   10.3
  Accounts payable                                         359.1               270.6
  Accrued compensation and payroll taxes                   115.0               110.1
  Interest payable                                          94.1                52.6
  Other accrued liabilities                                 99.0                84.9
    Total current liabilities                              675.6               528.5

Long-term debt, less current maturities
  Nonsubordinated                                        1,615.1             1,839.4
  Subordinated                                             775.0               779.7
    Total long-term debt                                 2,390.1             2,619.1

Other long-term liabilities                                225.2               257.1
Deferred income taxes                                      194.7               232.2
Minority interest                                           16.8                18.0
Stockholder's deficit
  Common stock, par value $.01 per share;
    1,000 shares authorized and outstanding
  Additional paid-in capital                             1,118.3               731.8
  Retained earnings (deficit)                           (1,855.6)           (1,789.6)
    Total stockholder's deficit                           (737.3)           (1,057.8)
                                                        $2,765.1            $2,597.1

See notes to consolidated financial statements.

                         JEFFERSON SMURFIT CORPORATION (U.S.)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)


                                                                   Nine months ended
                                                                     September 30,
                                                                  1994           1993

Cash flows from operating activities                           $  (66.0)       $(201.1)
  Net loss
  Adjustments to reconcile net loss to net
  cash provided by operating activities
  Extraordinary loss from early
  extinguishment of debt                                           83.2           59.5
  Cumulative effect of accounting changes
     Post-retirement benefits                                                     58.9
     Income taxes                                                                (20.5)
  Restructuring charge                                                            96.0
  Environmental and other charges                                                 54.0
  Depreciation, depletion and amortization                         98.7           96.6
  Amortization of deferred debt issuance costs                      7.3            6.2
  Deferred income taxes                                           (36.8)        (146.9)
  Non-cash interest                                                15.4           13.2
  Non-cash employee benefit expense                                (7.4)          (6.9)
  Change in current assets and liabilities,
  net of effects from acquisitions
    Receivables                                                   (99.7)         (25.1)
    Inventories                                                    17.8           (7.4)
    Prepaid expenses and other current assets                       2.9            3.9
    Accounts payable and accrued liabilities                       32.3           43.1
    Interest payable                                               44.9           32.0
    Income taxes payable                                             .7           21.5
  Other, net                                                       (6.9)           1.3
  Net cash provided by operating activities                        86.4           78.3

Cash flows from investing activities
  Property additions                                              (92.4)         (71.7)
  Timberland additions                                            (11.4)         (11.3)
  Investment in affiliates                                                         (.1)
  Proceeds from property and timberland disposals                   1.6            3.6
  Net cash used for investing activities                         (102.2)         (79.5)

Cash flows from financing activities
  Capital contribution                                            386.5
  Proceeds from long-term borrowings                              967.8          529.2
  Repayment of long-term debt                                  (1,224.6)        (505.9)
  Deferred debt issuance costs                                    (76.9)         (20.9)
  Net cash provided by financing activities                        52.8            2.4

Increase (decrease) in cash and cash equivalents                   37.0            1.2
Cash and cash equivalents
  Beginning of period                                              44.2           45.0
  End of period                                                $   81.2        $  46.2


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

In May 1994, JSC completed the initial phase of a recapitalization plan (the "Recapitalization") to repay or refinance a substantial portion of its indebtedness in order to improve operating and financial flexibility. In connection with the Recapitalization,
(i) JSC issued and sold 19,250,000 shares of common stock pursuant to a registered public offering at an initial public offering price of $13.00 per share, (ii) JS Group, through its wholly-owned subsidiary Smurfit International B.V. ("SIBV"), purchased an additional 11,538,462 shares of common stock for $150 million, and
(iii) Container Corporation of America ("CCA") issued and sold $300 million aggregate principal amount of 11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of 10.75% Series B Senior Notes due 2002 pursuant to a registered public offering. The proceeds from the equity and debt offerings, the sale to SIBV, and borrowings under a new bank facility, among other things, were used to repay the Company's outstanding bank debt.
The new bank facility includes as the second phase of the Recapitalization, a delayed term loan which will enable the Company to redeem CCA's 13.5% Senior Subordinated Notes due 1999, 14.0% Subordinated Debentures due 2001 and 15.5% Junior Subordinated Accrual Debentures due 2004 (collectively the "Subordinated Debt") and pay related premiums on approximately December 1, 1994, the earliest date the Subordinated Debt may be redeemed.

Prior to the recapitalization, JSC had been named "SIBV/MS
Holdings, Inc." and JSC (U.S.) had been named "Jefferson Smurfit
Corporation".

2. --  Summarized Financial Information of Container Corporation of
America

The following summarized financial information is presented for CCA, a wholly-owned subsidiary of the Company. CCA is the issuer of the Senior Subordinated Notes, the Subordinated Debentures and the Junior Subordinated Accrual Debentures, as defined in the JSC U.S. 1993 10-K. These securities are guaranteed by JSC.

Condensed consolidated balance sheets:

                                                        September 30,       December 31,
                                                             1994               1993

Current assets                                            $  654.6            $  448.1
Property, plant and equipment and timberlands, net         1,085.5             1,073.5
Due from JSC                                               1,260.2             1,244.3
Deferred debt issuance costs                                  83.4                50.5
Goodwill                                                      91.6                93.7
Other assets                                                  59.5                54.8
  Total assets                                            $3,234.8            $2,964.9

Current liabilities                                       $  407.3            $  264.4
Long-term debt                                             2,114.3             2,378.4
Deferred income taxes and other liabilities                  372.0               371.6
Stockholder's equity (deficit)                               341.2               (49.5)
  Total liabilities and stockholder's deficit             $3,234.8            $2,964.9

Condensed consolidated statement of operations:

                                                  Three months ended   Nine months ended
                                                     September 30,      September 30,
                                                   1994        1993     1994      1993

Net sales                                         $598.3      $491.2  $1,601.7  $1,456.0
Costs and expenses                                 537.7       455.1   1,466.5   1,343.9
Restructuring charge                                            23.7                23.7
Environmental and other charges                                 41.3                41.3
Interest expense                                    64.8        58.7     189.4     177.9
Interest income from JSC                            46.8        43.8     136.3     129.1
Other income (expense), net                           .7         (.1)      6.3
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting change                       43.3       (43.9)     88.4      (1.7)
Provision for (benefit from) income taxes           16.3        (7.5)     32.6       9.5
Extraordinary item
  Loss from early extinguishment
  of debt, net of income tax benefits                                    (51.6)    (37.8)
Cumulative effect of change in accounting
  for post-retirement benefits                                                      (4.7)

  Net income (loss)                               $ 27.0      $(36.4) $    4.2  $  (53.7)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following tables present net sales on a segment basis for the three months and nine months ended September 30, 1994 and 1993 and an analysis of the increases or (decreases) in net sales:

                                Net Sales by Segment
                                    (In Millions)

                                             Three months ended     Nine months ended
                                                September 30,         September 30,
                                              1994        1993       1994       1993
Paperboard/Packaging Products                $791.1      $684.7    $2,160.8   $2,033.4
Newsprint                                      67.3        61.0       191.2      183.1
  Total net sales                            $858.4      $745.7    $2,352.0   $2,216.5

                                   Net Sales Analysis
                                      (In Millions)

                                              Three months 1994       Nine months 1994
                                                compared to             compared to
                                              three months 1993       nine months 1993

Increase (decrease) due to:
Sales price and product mix
  Paperboard/Packaging Products                  $ 79.8                   $ 58.6
  Newsprint                                         6.2                      6.4
                                                   86.0                     65.0
Sales Volume
  Paperboard/Packaging Products                    55.1                    153.9
  Newsprint                                          .1                      1.7
                                                   55.2                    155.6
Acquisitions and new facilities
  Paperboard/Packaging Products                     1.7                      3.8

Plant closings
  Paperboard/Packaging Products                   (30.2)                   (88.9)
    Net sales increase                           $112.7                   $135.5

The Company's net sales were at record levels for the three months and nine months ended September 30, 1994. In the three month period, net sales increased 15.1% to $858.4 million, compared to $745.7 million for the same period in 1993. For the nine months ended September 30, 1994, net sales increased 6.1% to $2,352.0 million, compared to $2,216.5 million for the same period in 1993.

The increase in Paperboard/Packaging Products segment sales for the three months ended September 30, 1994 was due primarily to improvements in product pricing, particularly for containerboard and reclamation products, and sales volume. Shipments of corrugated shipping containers set a record in the third quarter, increasing approximately 6% during the period. The increase for the nine months ended September 30, 1994 was due primarily to higher sales volumes, particularly for containerboard products. Containerboard sales prices have gained steadily this year, recovering from the severe price deterioration in the second half of last year. An additional price increase was implemented for containerboard at the beginning of the fourth quarter. Sales growth was mitigated by the shutdown of several operating facilities in connection with the Company's Restructuring Program (as defined below).

The increase in net sales for the Newsprint segment was due primarily to higher sales prices, reflecting improvements in demand. Price discounts were reduced in May and August of this year.

Cost of goods sold as a percent of net sales for the nine months ended September 30, 1994 and 1993 were 83.8% and 85.0%, respectively, for the Paperboard/Packaging Products segment and 102.0% and 104.8%, respectively, for the Newsprint segment. The decrease for both of the Company's segments is due, in part, to the aforementioned increases in sales prices. The price of reclaimed fibre, a key element of the Company's raw materials cost, was substantially higher in the third quarter compared to prior periods due to increased demand. While such prices appear to have peaked during the third quarter, the Company expects its cost of fibre will remain substantially higher than in prior years. It does not, however, anticipate a problem satisfying its need for this material in the foreseeable future. Selling and administrative expenses decreased to $162.2 million (8.4%) for the nine months ended September 30, 1994 compared to $177.1 million for the same period
in 1993.    The decline in cost of goods sold as a percent of net
sales and the reduction in selling and administrative expenses are due, in part, to cost reduction initiatives and the Restructuring Program (as defined below).

In the third quarter of 1993, the Company recognized charges of $96.0 million for a restructuring program (the "Restructuring Program") to improve its long-term competitive position and $54.0 million for environmental and other charges. The Restructuring Program provided for plant closures, asset write-downs, reductions in workforce, relocation of employees and consolidation of certain plant operations, which are expected to be completed over an approximate two to three year period. In accordance with the Restructuring Program, the Company closed certain high cost operating facilities, including a coated recycled boxboard mill, five converting plants and two reclamation plants in 1993 and 1994. Approximately $24 million (44%) of the $53 million of cash expenditures anticipated under the Restructuring Program was paid through the nine months ended September 30, 1994 as planned. The Company believes that a substantial portion of the remaining cash expenditures related to the Restructuring Program will continue to be funded through operations in 1994, 1995 and 1996, as originally planned.

Income from operations was $182.9 million for the nine months ended September 30, 1994 compared to a loss of $27.6 million for the same period in 1993.

Interest expense of $204.4 million for the nine months ended
September 30, 1994 was $13.7 million higher than the comparable period of 1993 due to higher effective interest rates in the 1994 period.

The benefit from income taxes for the nine months ended September 30, 1994 was $2.3 million. The effective tax rate for the period was lower than the Federal statutory tax rate due to several factors, the most significant of which was the nondeductibility of goodwill amortization.

The Company had a loss before extraordinary item and cumulative effect of accounting changes for the nine months ended September 30, 1994 and 1993 of $14.4 million and $146.8 million, respectively. The Company recorded an extraordinary loss from the early extinguishment of debt in the second quarter of each year, bringing the net loss for the nine months ended September 30, 1994 and 1993 to $66.0 million and $201.1 million, respectively. The net loss for the 1993 period also included a net charge of $16.5 million for the cumulative effects of accounting changes related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes".

Liquidity and Capital Resources
The Company's primary uses of cash for the next several years will be to pay operating expenses, fund capital expenditures and service debt.

In May 1994, the Company implemented the first phase of a recapitalization plan to repay or refinance a substantial portion of indebtedness in order to improve operating and financial flexibility by reducing the level and overall cost of debt, extending maturities of indebtedness, increasing stockholders' equity and increasing access to capital markets (the "Recapitalization"). The Recapitalization included the following:
(i) the issuance and sale by CCA of $300 million aggregate principal amount of 11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of 10.75% Series B Senior Notes due 2002 (the "Debt Offerings"); and (ii) the issuance and sale by JSC of 19,250,000 shares of JSC Common Stock (the "Equity Offerings") for $13.00 per share; (iii) the purchase by SIBV of 11,538,462 shares of JSC's Common Stock for $13.00 per share (the "SIBV Investment"); and (iv) the entering into a new credit agreement by JSC, JSC (U.S.) and CCA (the "New Credit Agreement") consisting of a $450 million revolving credit facility (the "New Revolving Credit Facility"), a $300 million initial term loan and a $900 million delayed term loan (the "Delayed Term Loan").

The first step of the Recapitalization, pursuant to which the Company applied the net proceeds of the Equity Offerings and the SIBV Investment and a portion of the net proceeds of the Debt Offerings, together with borrowings under the New Credit Agreement, to pay in full the Company's previously outstanding bank debt, was completed in May, 1994. The second step of the Recapitalization involves the application of borrowings, including borrowings under the New Credit Agreement (including borrowings under the Delayed Term Loan), to redeem CCA's (a) 13.5% Senior Subordinated Notes due 1999 (the "Senior Subordinated Notes"), (b) 14.0% Subordinated Debentures due 2001 and (c) 15.5% Junior Subordinated Accrual Debentures due 2004 (collectively the "Subordinated Debt") on approximately December 1, 1994, the earliest date the Subordinated Debt may be redeemed. Approximately $78 million of net proceeds of the Debt Offerings were segregated primarily to fund a portion of the Company's 1994 capital expenditures or to pay accrued and unpaid interest on the Junior Subordinated Accrual Debentures due December 1, 1994. As of September 30, 1994, approximately $59 million of the segregated funds was used to fund capital expenditures. The remaining funds will be used to pay a portion of the interest on the Junior Subordinated Accrual Debentures. In September 1994, the Company redeemed $20 million of Senior Subordinated Notes.

The New Credit Agreement imposes an annual limit on future capital expenditures of approximately $150.0 million. The capital spending limit is subject to increase by an amount up to $75 million in any year if the prior year's spending was less than the maximum amount allowed. The Company has a carryover of $75.0 million for 1994. Capital expenditures consist of property and timberland additions and acquisitions of businesses. Capital expenditures for the nine months ended September 30, 1994 were $103.8 million. Because the Company has invested heavily in its core businesses over the last several years, management believes the annual limitation for capital expenditures should not impair its plans for maintenance, expansion and continued modernization of its facilities. The New Credit Agreement also prohibits the payment of any dividends by the Company for the foreseeable future.

The Company has historically financed its operations through cash provided by operations, borrowings under bank credit agreements and debt and equity financings. The Company expects that liquidity will be provided by its operations and through the utilization of unused borrowing capacity under its New Credit Agreement and the accounts receivable securitization program (the "Securitization Program"). At September 30, 1994, the Company had $346.2 million in unused borrowing capacity under the New Credit Agreement and borrowing capacity of $10.1 million under the Securitization Program subject to the Company's level of eligible accounts receivable. There are no scheduled payments due on bank debt until October 1995, at which time approximately $46.0 million will be payable. The Company is currently evaluating options relating to refinancing the Securitization Program, which matures in April 1996.

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

                              PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         During the quarter ended September 30, 1994 and subsequent thereto, the following developments occurred in Legal
         Proceedings not previously reported.

         CCA and the United States have reached two agreements in principle in connection with the previously reported litigation regarding a superfund site in Miami County, Ohio. Pursuant to the first agreement in principle, CCA will pay $3.1 million in satisfaction of its alleged and/or potential liability for past and future response costs in connection with this site. Under the second agreement in principle, CCA will pay $1.2 million in settlement of the pending litigation concerning CCA's allegedly improper responses to the document requests of the Environmental Protection Agency in connection with this site. CCA anticipates that the settlement agreements and consent decrees necessary to implement these agreements in principle will be executed on behalf of the United States within the next few weeks. The consent decree regarding past and future response costs will then be subject to public review prior to being entered by the court.

         JSC recently learned of possible noncompliance with certain provisions of its construction/operation permit at its D-Graphics labels plant located in Jacksonville, Florida. In October, 1994, JSC voluntarily reported such possible noncompliance to state and local environmental authorities and suspended operations at this facility for several days until temporary operating authority through November 23, 1994 was obtained. It is uncertain at this time whether the plant's operating authority will be extended beyond November 23, 1994. JSC is unable to determine at this time whether any enforcement action will be initiated in connection with this matter, although at lease administrative enforcement action is likely.


Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

  a)   The following exhibits are included in this Form 10-Q.

       None

  b)   Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended September 30, 1994.

                                     Signatures


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            JEFFERSON SMURFIT CORPORATION (U.S.)
                            (Registrant)





Date   November 4, 1994          /s/  John R. Funke
                                      John R. Funke
                                      Vice President
                                      and Chief Financial Officer
                                     (Principal Accounting Officer)