Form 10-Q
period 1995-03-31
JSCE INC
filed 1995-05-03
CIK 727742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q





[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended March 31, 1995
Commission File Number 0-11951



                                 JSCE, Inc.
            (Exact name of registrant as specified in its charter)

           Delaware                                     37-1337160

(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

               8182 Maryland,  St. Louis, Missouri          63105
              (Address of principal executive offices)    (Zip Code)

                               (314) 746-1100
              Registrant's telephone number, including area code

                               Not Applicable
              (Former name, former address and former fiscal year,
               if changed since last report)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes         No  X


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      As of April 21, 1995, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JSCE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In millions)
                                  (Unaudited)

                                                  Three months ended March 31,
                                                       1995                   1994

Net sales                                            $1,001.1              $ 727.7

Costs and expenses
   Cost of goods sold                                   813.8                627.6
   Selling and administrative expenses                   61.3                 53.3


      Income from operations                            126.0                 46.8

Other income (expense)
   Interest expense                                     (62.8)               (64.8)
   Other, net                                             1.8                  1.4


      Income (loss) before income taxes
         and extraordinary item                          65.0                (16.6)

Provision for (benefit from) income taxes                25.7                 (4.8)

      Income (loss) before extraordinary item            39.3                (11.8)

Extraordinary item
   Loss from early extinguishment of debt, net
      of income tax benefit of $.1 in 1995                (.4)

      Net income (loss)                              $   38.9              $ (11.8)

See notes to consolidated financial statements.

                                       JSCE, Inc.
                              CONSOLIDATED BALANCE SHEETS
                           (In millions, except share data)

                                                          March 31,         December 31,
                                                             1995                1994
     ASSETS                                             (unaudited)
Current assets
  Cash and cash equivalents                             $   14.6            $   61.8
  Receivables, less allowances of
    $9.0 in 1995 and $8.6 in 1994                          379.8               316.3
  Inventories
    Work-in-process and finished goods                      96.7                86.9
    Materials and supplies                                 161.0               136.8
                                                           257.7               223.7
  Deferred income taxes                                     38.9                38.1
  Prepaid expenses and other current assets                 11.8                 6.6
    Total current assets                                   702.8               646.5

Net property, plant and equipment                        1,438.5             1,427.1

Timberland, less timber depletion                          259.4               259.0

Goodwill, less accumulated amortization of
  $36.9 in 1995 and $35.0 in 1994                          257.1               257.1
Other assets                                               171.9               169.3
                                                        $2,829.7            $2,759.0

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Current maturities of long-term debt                  $   48.9            $   50.2
  Accounts payable                                         370.1               348.8
  Accrued compensation and payroll taxes                   107.7               114.3
  Interest payable                                          67.9                48.3
  Other accrued liabilities                                 86.4                74.4
    Total current liabilities                              681.0               636.0

Long-term debt, less current maturities                  2,355.3             2,391.7

Other long-term liabilities                                231.4               237.5

Deferred income taxes                                      236.5               207.7

Minority interest                                           16.9                16.4

Stockholder's deficit
  Common stock, par value $.01 per share;
    1,000 shares authorized and outstanding
  Additional paid-in capital                             1,102.4             1,102.4
  Retained earnings (deficit)                           (1,793.8)           (1,832.7)
    Total stockholder's deficit                           (691.4)             (730.3)
                                                        $2,829.7            $2,759.0

See notes to consolidated financial statements.

                                        JSCE, Inc.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)


                                                           Three months ended March 31,
                                                            1995                  1994

Cash flows from operating activities
   Net income (loss)                                       $ 38.9               $(11.8)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
   Extraordinary loss from early
      extinguishment of debt                                   .5
   Depreciation, depletion and amortization                  33.7                 33.4
   Amortization of deferred debt issuance costs               2.6                  1.9
   Deferred income taxes                                     28.0                 (5.8)
   Non-cash interest                                                               4.9
   Non-cash employee benefit expense                         (1.6)                (1.9)
   Change in current assets and liabilities,
     net of effects from acquisitions
        Receivables                                         (63.6)               (15.1)
        Inventories                                         (33.7)                 7.9
        Prepaid expenses and other current assets            (2.1)                 (.8)
        Accounts payable and accrued liabilities             23.1                (14.6)
        Interest payable                                     22.7                 28.0
        Income taxes payable                                 (3.1)                  .4
   Other, net                                                (3.5)               ( 2.3)
  Net cash provided by operating activities                  41.9                 24.2

Cash flows from investing activities
  Property additions                                        (33.1)               (24.5)
  Timberland additions                                       (6.2)                (6.9)
  Acquisitions                                               (4.3)
  Proceeds from property and timberland disposals             2.0                   .4
  Net cash used for investing activities                    (41.6)               (31.0)

Cash flows from financing activities
  Proceeds from long-term borrowings                        213.1                 12.3
  Repayment of long-term debt                              (258.1)                (4.6)
  Deferred debt issuance costs                               (2.5)                (1.1)
  Net cash provided by (used for) financing activities      (47.5)                 6.6

Decrease in cash and cash equivalents                       (47.2)                 (.2)
Cash and cash equivalents
  Beginning of period                                        61.8                 44.2
  End of period                                            $ 14.6               $ 44.0


See notes to consolidated financial statements.

                                   JSCE, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Tabular amounts in millions)
                                  (Unaudited)


1. -- Basis of Presentation

The accompanying consolidated financial statements of JSCE, Inc. have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position and results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole.

JSCE, Inc. is a wholly-owned subsidiary of Jefferson Smurfit Corporation ("JSC"). JSC has no operations other than its investment in JSCE, Inc. On December 31, 1994 Jefferson Smurfit Corporation (U.S.), a wholly-owned subsidiary of JSC ("Old JSC (U.S.)"), merged (the "Merger") into its wholly-owned subsidiary, Container Corporation of America ("CCA"), with CCA surviving and changing its name to Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)"). As used in this Form 10-Q, references to the "Company" shall, as the context may require, refer collectively to CCA and Old JSC (U.S.) prior to the Merger, or JSCE, Inc. and JSC (U.S.). JSCE, Inc. has no operations other than its investment in JSC (U.S.). On December 31, 1994, JSC contributed 100% of the common stock of JSC (U.S.) to JSCE, Inc. This transaction has been accounted for in a manner similar to a pooling of interests and accordingly, the consolidated financial statements for all periods presented include the accounts of JSC (U.S.).

Prior to May 4, 1994, JSC had been named "SIBV/MS Holdings, Inc." and Old JSC (U.S.) had been named "Jefferson Smurfit Corporation". Prior to May 4, 1994, 50% of the voting stock of JSC was owned by Smurfit Packaging Corporation and Smurfit Holdings B.V., indirect wholly-owned subsidiaries of Jefferson Smurfit Group plc, a public corporation organized under the laws of the Republic of Ireland. The remaining 50% was owned by The Morgan Stanley Leveraged Equity Fund II, L.P. and certain other investors.

2. -- Long-Term Debt

On February 23, 1995, JSC (U.S.) entered into a $315.0 million accounts receivable securitization program (the "1995 Securitization"). The 1995 Securitization provides for the sale of certain of JSC (U.S.)'s trade receivables to a wholly-owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"), which finances its purchases of eligible JSC (U.S.) receivables through the issuance of commercial paper or the proceeds of borrowings under a revolving liquidity facility and a term loan. JS Finance borrowed $15.0 million under the term loan, and may issue up to $300.0 million trade receivables-backed commercial paper or borrow up to $300.0 million under a revolving liquidity facility. At March 31, 1995, $100.8 million was available for additional borrowing under the 1995 Securitization based on JSC (U.S.)'s level of eligible accounts receivable. The 1995 Securitization matures in December 1999.

Interest rates on borrowings under the 1995 Securitization are at a variable rate. Proceeds of the 1995 Securitization were used to extinguish JSC (U.S.)'s borrowings under the pre-existing accounts receivable securitization program.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

                                        Three months ended March 31,
(In millions)                           1995                 1994
                                                                Operating
                                   Net     Operating      Net     profit
                                  Sales      profit      Sales    (loss)

Paperboard/Packaging Products   $  921.3     $124.9     $666.5    $ 52.3
Newsprint                           79.8        2.9       61.2      (4.1)
  Total net sales               $1,001.1     $127.8     $727.7    $ 48.2

The Company had record net sales of $1,001.1 million for the three months ended March 31, 1995, up 37.6% compared to the same period in 1994. The increase is due primarily to higher sales prices for many of the Company's major products. Increases in sales for each of the Company's segments are shown in the chart below. Compared to the same period in 1994, net sales for the three months ended March 31, 1995 increased 38.2% in the Paperboard/Packaging Products segment and increased 30.4% in the Newsprint segment.



(In millions)                                  Net sales increase
                                        Paperboard/
                                         Packaging
                                         Products    Newsprint     Total

 Sales price and product mix                 $226.9      $17.1    $244.0
 Sales volume                                  26.0        1.5      27.5
 Acquisitions and new facilities                1.9                  1.9
 Total net sales increase                    $254.8      $18.6    $273.4

Cost of goods sold as a percent of net sales for the three months ended March 31, 1995 declined compared to the same period in 1994 in each of the Company's segments, primarily as a result of the higher sales prices. The percentages for the three months ended March 31, 1995 for the Paperboard/Packaging Products and Newsprint segments were 80.3% and 92.4%, respectively, compared to 85.0% and 101.8%, respectively, for the same period in 1994. The cost of recycled fibre, a key raw material used by the Company's paper mills, was sharply higher in the three month period ended March 31, 1995 compared to the same period in 1994, due to unprecedented demand which began in the second quarter of 1994.

Selling and administrative expenses for the three months ended March 31, 1995 rose 15.0% compared to the same period in 1994 due primarily to higher provisions for management incentive plans, selling commissions, employee benefits and inflationary increases in other costs.

Interest expense for the three months ended March 31, 1995 was lower compared to the same period in 1994 due to lower average debt levels outstanding. Effective interest rates for the 1995 period were higher than the comparable period in 1994.

The tax provision for the three months ended March 31, 1995 was $25.7 million compared to a tax benefit of $4.8 million for the same period in 1994. The effective tax rate for the 1995 period was higher than the Federal statutory tax rate due to several factors, the most significant of which was the effect of permanent differences between book and tax accounting.

The Company recorded an extraordinary loss from early extinguishment of debt (net of income tax benefits) amounting to $.4 million for the three months ended March 31, 1995, as a result of optional payments on the Tranche A and Tranche B Term Loans (as discussed in "Liquidity and Capital Resources").

Liquidity and Capital Resources

On February 23, 1995, JSC (U.S.) entered into the 1995 Securitization consisting of a $300.0 million trade receivables-backed commercial paper program and a $15.0 million term loan, which matures in December 1999. Proceeds of the 1995 Securitization were used to extinguish JSC (U.S.)'s borrowings under its pre-existing accounts receivable securitization program. Interest rates on borrowings under the 1995 Securitization are at a variable rate.

In conjunction with the Company's recapitalization in 1994, the Company entered into a new bank credit facility (the "1994 Credit Agreement") consisting of a $450.0 million revolving credit facility, a $900.0 million Tranche A Term Loan and a $300.0 million Tranche B Term Loan. The 1994 Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, (iv) maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization and (v) maintenance of minimum interest coverage ratios. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The 1994 Credit Agreement imposes an annual limit on future capital expenditures of $150.0 million. The capital spending limit is subject to increase by an amount up to $75.0 million in any year if the prior year's spending was less than the maximum amount allowed. The Company has a carryover of $62.4 million for 1995. Because the Company has invested heavily in its core businesses in prior years, management believes the annual limitation for capital expenditures does not impair its plans for maintenance, expansion and continued modernization of its facilities.

During the three months ended March 31, 1995, the Company made net long-term debt repayments of $45.0 million, including $35.0 million of mandatory and optional payments in respect of the Tranche A and Tranche B Term Loans under the 1994 Credit Agreement.

In the third quarter of 1993, the Company recognized charges of $96.0 million for a restructuring program (the "Restructuring Program") to improve its long-term competitive position and $54.0 million for environmental and other charges. The Restructuring Program provided for plant closures, asset write-downs, reductions in workforce, relocation of employees and consolidation of certain plant operations, which are expected to be completed over an approximate two to three year period. In accordance with the Restructuring Program, the Company closed certain high cost operating facilities, including a coated recycled boxboard mill, five converting plants and two reclamation plants in 1993 and 1994. Approximately $28.5 million (54%) of the $53.0 million of cash expenditures anticipated under the Restructuring Program was paid during the period October 1, 1993 to March 31, 1995 as planned.
The Company believes that a substantial portion of the remaining cash expenditures related to the Restructuring Program will continue to be funded through operations in 1995 and 1996, as originally planned.

Operating activities have historically been the major source of cash for the Company's capital expenditures and debt payments. Net cash provided by operating activities for the three months ended March 31, 1995 was $41.9 million compared to $24.2 million for the same period in 1994.

At March 31, 1995, the Company had $302.7 million in unused borrowing capacity under the 1994 Credit Agreement and $100.8 million of borrowing capacity under the 1995 Securitization based on JSC (U.S.)'s level of eligible accounts receivable. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's obligations, amortize its term loans and fund anticipated capital expenditures.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         During the quarter ended March 31, 1995, there were no material developments in Legal Proceedings previously reported in JSC (U.S.)'s Annual Report on Form 10-K and amended Form 10-K/A for the fiscal year ended December 31, 1994.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

    a)     The following exhibits are included in this Form 10-Q.

    10.1 Term Loan Agreement dated as of February 23, 1995 among JS Finance and Bank Brussels Lambert, New York Branch (incorporated by reference to Exhibit 10.1 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
    10.2 Depositary and Issuing and Paying Agent Agreement (Series A Commercial Paper) as of February 23, 1995 (incorporated by reference to Exhibit 10.2 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
    10.3 Depositary and Issuing and Paying Agent Agreement (Series B Commercial Paper) as of February 23, 1995 (incorporated by reference to Exhibit 10.3 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
    10.4 Receivables Purchase and Sale Agreement dated as of February 23, 1995 among JSC (U.S.), as the Seller, JSC (U.S.), as the Initial Servicer and JS Finance, as the Purchaser (incorporated by reference to Exhibit 10.4 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
    10.5 Termination and Reassignment Agreement dated as of March 3, 1995 among JS Finance, JSC (U.S.), Emerald Funding Corporation and Bankers Trust Company (incorporated by reference to Exhibit 10.5 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
    10.6 Liquidity Agreement dated as of February 23, 1995 among JS Finance, the Financial Institutions parties hereto as Banks, Bankers Trust Company, as Facility Agent and Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.6 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).

    10.7 Commercial Paper Dealer Agreement dated as of February 23, 1995 among BT Securities Corporation, Morgan Stanley & Co. Incorporated, JSC (U.S.) and JS Finance (incorporated by reference to Exhibit 10.7 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
    10.8 Addendum dated March 6, 1995 to Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.8 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
    27.1   Financial Data Schedule

    b)     Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

                                  Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                           JSCE, Inc.
                                                           (Registrant)





Date  May 3, 1995                                   /s/  John R. Funke
                                                         John R. Funke
                                                        Vice President
                                                and Chief Financial Officer
                                             (Principal Accounting Officer)