Form 10-K/A
period 1994-12-31
JSCE INC
filed 1995-07-14
CIK 727742

Securities and Exchange Commission
                     Washington, D.C.  20549

                           Form 10-K/A

                       Amendment No. 1 to
         Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934

For the fiscal year ended                           Commission File
  December 31, 1994                                  Number 0-11951



                         JSCE, Inc.
(Successor corporation to Jefferson Smurfit Corporation (U.S.))

(Exact name of registrant as specified in its charter)

       Delaware                                 37-1337160
(State of incorporation or organization)      (I.R.S. Employer
                                                Identification)
                      Jefferson Smurfit Centre
                        8182 Maryland Avenue
                     St. Louis, Missouri  63105

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

                                            FORM 10-K/A



                         JSCE, INC.


                     AMENDMENT NO. 1
                           TO
             1994 ANNUAL REPORT ON FORM 10-K



The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report for the year ended December 31, 1994 on Form 10-K as set forth in the pages attached hereto:


                             PART III

ITEM 11.  Executive Compensation.

Item 11 to JSCE, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 is hereby amended. The only change made is on the Summary Compensation Table in the section entitled
"Executive Compensation", regarding the data shown for Mr. James E.
Terrill.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 13, 1995                  JSCE, Inc.
                                       Registrant



                            By:          /s/John R. Funke
                                            John R. Funke

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

                                               SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                                        Annual Compensation      Awards    Payouts   All Other
                                                                   Other Annual Securities   LTIP     Compen-
                                                          1997       Compen-    Underlying  Payouts   sation ($)
Name and Principal Position   Year  Salary($) Bonus($)   Bonus<F1>    sation($)  Options(#)  ($)<F2>     (F3>

James E. Terrill, President and  1994  $678,333  $251,029 $1,000,000  $52,471   319,000 $  346,604 $ 26,235
 Chief Executive Officer,        1993   440,000         0          0   17,318         0          0   19,545
 formerly Executive Vice         1992   367,50    243,477          0      944   181,000          0   16,346
 President -- Operations (d)


Michael W.J. Smurfit, Chairman   1994   834,000   299,084          0   30,000         0  1,964,088   11,922
 of the Board                    1993   832,369         0          0   30,000         0          0   16,775
                                 1992   793,273   526,605          0        0 1,026,000          0   15,764


Richard W. Graham, Senior Vice   1994   378,667   110,876    475,000    9,270     9,000    173,302    9,937
 President                       1993   337,000         0          0    5,215         0          0   10,817
                                 1992   286,760    29,336          0    2,223    91,000          0    9,075


John R. Funke, Vice President    1994   300,000   107,584    500,000   28,599    29,000    231,069   10,779
 and Chief Financial Officer     1993   300,000         0          0   13,163         0          0   10,167
                                 1992   232,000   153,705          0    1,647   121,000          0   10,435


David C. Stevens, Vice President 1994   200,000   311,709    200,000    6,515     5,000     34,660    7,719
 and General Manager --          1993   200,000    48,954          0    1,402         0          0    7,965
 Reclamation Division            1992   161,000    44,012          0      985    45,000          0    5,947


James B. Malloy, Retired,        1994    82,667         0          0   43,163         0  1,386,415  367,122
 formerly President and Chief    1993   992,000         0          0   17,867         0          0   21,902
 Executive Officer <F4>          1992   945,000   626,082          0    8,003   724,000          0   23,294


<F1>  Amounts awarded in 1994 pursuant to the JSC's 1994 Long-Term
      Incentive Plan. These awards are not due and payable until April 30, 1997 and may be subject to forfeiture if the executive's employment is terminated, other than for death or disability, prior to such date.
<F2>  Aggregate long-term incentive payment of $7.67 million was made in 1994 prior to consummation of JSC's initial public offering of Common Stock on May 4, 1994 (the "Equity Offerings") to a number of JSC's and its affiliates' officers, including the Named Executive Officers and officers of JS Group and its affiliates. These amounts represent deferred settlement of the cancellation in 1992 of the Company's 1990 Long-Term Management Incentive Plan. The amount paid to the officers of JS Group and its affiliates (exclusive of Dr. Smurfit) was $1.69 million.
<F3>  Amounts shown under "All Other Compensation" for 1994 include a $3,500 Company contribution to JSC's Savings Plan for each Named Executive Officer (other than Dr. Smurfit) and JSC-paid split-dollar term life insurance premiums for Dr. Smurfit ($11,922) and Messrs. Terrill ($22,735), Graham ($6,437),
      Funke ($5,374), Stevens ($4,219) and Malloy (none).   Messrs.
      Malloy and Funke also had reportable (above 120% of the applicable federal long-term rate) earnings equal to $7,688 and $1,905, respectively, credited to their accounts under JSC's Deferred Compensation Capital Enhancement Plan. In addition, Mr. Malloy received $64,859 of unused vacation pay and $291,075 of retirement benefits.
<F4> James B. Malloy retired, as of February 1, 1994, as President and Chief Executive Officer, and James E. Terrill succeeded to Mr. Malloy's positions as President and Chief Executive Officer. Previously, Mr. Terrill was Executive Vice President--Operations.

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

                                       OPTION GRANTS IN 1994


                Number of   % of Total  Exercise         Potential Realizable Value
                Securities   Options    or Base              at Annual Rates of
                Underlying  Granted to  Price ($  Expira- Stock Price Appreciation
                Options    employees in Per Share) tion     for Option Term <F2>
Name             Granted   Fiscal Year    <F1>     Date         5%       10%

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