Form 10-Q
period 1995-06-30
JSCE INC
filed 1995-08-04
CIK 727742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended June 30, 1995
Commission File Number 0-11951



                                 JSCE, Inc.
            (Exact name of registrant as specified in its charter)

           Delaware                               37-1337160

(State or other jurisdiction of        (IRS Employer Identification
 incorporation or organization)         No.)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of July 25, 1995, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                                   JSCE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In millions)
                                  (Unaudited)

                                            Three months ended      Six months ended
                                                 June 30,               June 30,
                                           1995      1994        1995        1994
Net sales                               $1,103.3     $765.9    $2,104.4   $1,493.6

Costs and expenses
  Cost of goods sold                       874.8      654.9     1,688.6    1,284.1
  Selling and administrative expenses       63.9       55.4       125.2      107.1

    Income from operations                 164.6       55.6       290.6      102.4

Other income (expense)
  Interest expense                         (57.7)     (69.3)     (120.5)    (134.1)
  Other, net                                 (.1)       1.7         1.7        3.1

    Income (loss) before income
      taxes and extraordinary item         106.8      (12.0)      171.8      (28.6)

Provision for (benefit from)
  income taxes                              40.5       (3.6)       66.2       (8.4)

    Income (loss) before
      extraordinary item                    66.3       (8.4)      105.6      (20.2)

Extraordinary item
  Loss from early extinguishment of
    debt, net of income tax benefits         (.2)     (51.6)        (.6)     (51.6)

    Net income (loss)                   $   66.1     $(60.0)   $  105.0   $  (71.8)



See notes to consolidated financial statements.

                                       JSCE, Inc.
                              CONSOLIDATED BALANCE SHEETS
                           (In millions, except share data)

                                                          June 30,          December 31,
                                                            1995                1994
     ASSETS                                             (unaudited)
Current assets
  Cash and cash equivalents                             $    7.4            $   61.8
  Receivables, less allowances of
    $9.3 in 1995 and $8.6 in 1994                          403.3               316.3
  Inventories
    Work-in-process and finished goods                     107.8                86.9
    Materials and supplies                                 166.8               136.8
                                                           274.6               223.7
  Deferred income taxes                                     37.9                38.1
  Prepaid expenses and other current assets                  9.0                 6.6
    Total current assets                                   732.2               646.5

Net property, plant and equipment                        1,451.3             1,427.1

Timberland, less timber depletion                          257.0               259.0

Goodwill, less accumulated amortization of
  $38.8 in 1995 and $35.0 in 1994                          256.0               257.1

Other assets                                               169.8               169.3
                                                        $2,866.3            $2,759.0

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Current maturities of long-term debt                  $   53.7            $   50.2
  Accounts payable                                         392.1               348.8
  Accrued compensation and payroll taxes                   117.7               114.3
  Interest payable                                          33.3                48.3
  Other accrued liabilities                                 78.5                74.4
    Total current liabilities                              675.3               636.0

Long-term debt, less current maturities                  2,307.4             2,391.7

Other long-term liabilities                                224.4               237.5

Deferred income taxes                                      266.7               207.7

Minority interest                                           17.8                16.4

Stockholder's deficit
  Common stock, par value $.01 per share;
    1,000 shares authorized and outstanding
  Additional paid-in capital                             1,102.4             1,102.4
  Retained earnings (deficit)                           (1,727.7)           (1,832.7)
    Total stockholder's deficit                           (625.3)             (730.3)
                                                        $2,866.3            $2,759.0

See notes to consolidated financial statements.

                                        JSCE, Inc.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)


                                                            Six months ended June 30,
                                                            1995                  1994

Cash flows from operating activities
   Net income (loss)                                       $105.0               $(71.8)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
   Extraordinary loss from early
      extinguishment of debt                                   .9                 83.2
   Depreciation, depletion and amortization                  68.6                 65.6
   Amortization of deferred debt issuance costs               6.9                  4.4
   Deferred income taxes                                     59.3                (42.0)
   Non-cash interest                                                              10.0
   Non-cash employee benefit expense                         (3.7)                (3.9)
   Change in current assets and liabilities,
     net of effects from acquisitions
        Receivables                                         (87.1)               (57.6)
        Inventories                                         (50.6)                15.3
        Prepaid expenses and other current assets            (2.1)                 2.1
        Accounts payable and accrued liabilities             40.7                  1.1
        Interest payable                                    (12.1)                (6.4)
        Income taxes payable                                  (.3)                  .6
   Other, net                                                (3.3)                (6.1)
  Net cash provided by (used for) operating activities      122.2                 (5.5)

Cash flows from investing activities
  Property additions                                        (73.3)               (55.6)
  Timberland additions                                      (10.0)                (9.4)
  Acquisitions                                               (5.3)
  Proceeds from property and timberland disposals             3.0                  1.0
  Net cash used for investing activities                    (85.6)               (64.0)

Cash flows from financing activities
  Capital contribution                                                           386.5
  Proceeds from long-term borrowings                        221.4                928.4
  Repayment of long-term debt                              (309.6)            (1,131.8)
  Deferred debt issuance costs                               (2.8)               (76.9)
  Net cash provided by (used for) financing activities      (91.0)               106.2

Increase (decrease) in cash and cash equivalents            (54.4)                36.7
Cash and cash equivalents
  Beginning of period                                        61.8                 44.2
  End of period                                            $  7.4             $   80.9

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

Prior to May 4, 1994, JSC was named "SIBV/MS Holdings, Inc." and Old JSC (U.S.) was named "Jefferson Smurfit Corporation". Prior to May 4, 1994, 50% of the voting stock of JSC was owned by Smurfit Packaging Corporation and Smurfit Holdings B.V., indirect wholly-owned subsidiaries of Jefferson Smurfit Group plc, a public corporation organized under the laws of the Republic of Ireland. The remaining 50% was owned by The Morgan Stanley Leveraged Equity Fund II, L.P. and certain other investors.

2. -- Long-Term Debt

On February 23, 1995, JSC (U.S.) entered into a $315.0 million accounts receivable securitization program (the "1995 Securitization"). The 1995 Securitization provides for the sale of certain of JSC (U.S.)'s trade receivables to a wholly-owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"), which finances its purchases of eligible JSC (U.S.) receivables through the issuance of commercial paper or the proceeds of borrowings under a revolving liquidity facility and a term loan. JS Finance borrowed $15.0 million under the term loan, and may issue up to $300.0 million trade receivables-backed commercial paper or borrow up to $300.0 million under a revolving liquidity facility. At June 30, 1995, $90.9 million was available for additional borrowing under the 1995 Securitization based on JSC (U.S.)'s level of eligible accounts receivable. The 1995 Securitization matures in December 1999.

Interest rates on borrowings under the 1995 Securitization are at a variable rate. Proceeds of the 1995 Securitization were used to extinguish JSC (U.S.)'s borrowings under the pre-existing accounts receivable securitization program.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

(In millions)                         Three months ended     Six months ended
                                           June 30,               June 30,
                                       1995        1994       1995       1994
Net sales
  Paperboard/Packaging Products      $1,012.3     $703.2   $1,933.6   $1,369.7
  Newsprint                              91.0       62.7      170.8      123.9
  Total                              $1,103.3     $765.9   $2,104.4   $1,493.6


Operating profit
  Paperboard/Packaging Products      $  158.0     $ 61.0   $  282.9   $  113.3
  Newsprint                               6.5       (3.7)       9.4       (7.8)
     Total                           $  164.5     $ 57.3   $  292.3   $  105.5

The Company had record net sales for both the three months and six months ended June 30, 1995, up 44% and 41%, respectively, compared to the same periods last year. Sales increased in each of the Company's operating segments, primarily as a result of improved pricing. The chart below shows the components of the sales increases for each of the Company segments.

(In millions)                              Change in net sales analysis
                                       Three months 1995       Six months 1995
                                          compared to           compared to
                                      three months 1994       six months 1994
Sales price and product mix
  Paperboard/Packaging Products             $288.6                  $515.5
  Newsprint                                   31.3                    48.4
                                             319.9                   563.9
Sales volume
  Paperboard/Packaging Products               18.6                    44.6
  Newsprint                                   (3.0)                   (1.5)
                                              15.6                    43.1
Acquisitions and new facilities
  Paperboard/Packaging Products                1.9                     3.8
Total                                       $337.4                  $610.8

The Company was able to implement price increases during the first and second quarters on all its major products. The sales price and product mix improvements in the Paperboard/Packaging Products segment were due primarily to price increases on containerboard and corrugated shipping containers and reclaimed fibre.

Cost of goods sold as a percent of net sales for the six months ended June 30, 1995 declined compared to the same period in 1994 in each of the Company's segments, primarily as a result of the higher sales prices. The percentages for the six months ended June 30, 1995 and 1994 were 79.3% and 84.6%, respectively, for the Paperboard/Packaging Products segment and 90.5% and 101.5%, respectively, for the Newsprint segment. The cost of recycled fibre, a key raw material used by the Company's paper mills, was sharply higher in the six month period ended June 30, 1995 compared to the same period in 1994, due to unprecedented demand which began in the second quarter of 1994. While prices of reclaimed fibre appear to have peaked in the second quarter of 1995, and have since begun to decline moderately, it is too early to determine whether or not such lower prices will be sustained.

Selling and administrative expenses for the six months ended June
30, 1995 rose 16.9% compared to the same period in 1994 due primarily to higher provisions for personnel costs, management incentive plans, selling commissions and inflationary increases in other costs.

Interest expense for the six months ended June 30, 1995 was lower compared to the same period in 1994 due to lower average debt levels outstanding and lower effective interest rates.

The extraordinary loss in 1994 of $51.6 million resulted from refinancing a significant portion of the Company's debt in conjunction with the initial public offering completed in the second quarter of 1994.

Statistical Data
(In thousands of tons,                 Three months ended     Six months ended
except as noted)                             June 30,             June 30,
                                        1995        1994      1995       1994
Production:
  Containerboard                          525        469      1,047        951
  Recycled boxboard and
     solid bleached sulfate               195        182        391        371
  Newsprint                               151        155        307        307
Corrugated shipping containers
  sold (billion square feet)              7.4        7.7       14.9       15.2
Folding cartons sold                      115        117        233        235
Fibre reclaimed and boxboard            1,123        995      2,195      1,957

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

During the six months ended June 30, 1995, the Company made net long-term debt repayments of $88.2 million, including $19.0 million of mandatory and $68.0 million of optional payments in respect of the Tranche A and Tranche B Term Loans under the 1994 Credit
Agreement.

In the third quarter of 1993, the Company recognized charges of $96.0 million for a restructuring program (the "Restructuring Program") to improve its long-term competitive position. The Restructuring Program provided for plant closures, asset write-downs, reductions in workforce, relocation of employees and consolidation of certain plant operations. The cash expenditures anticipated under the Restructuring Program for the remainder of 1995 and 1996 will be funded through operations, as originally planned.

Operating activities have historically been the major source of cash for the Company's capital expenditures and debt payments. Net cash provided by operating activities for the six months ended June 30, 1995 was $122.2 million compared to $10.4 million for the same period in 1994. The increase was primarily attributable to the improved level of earnings which were partially offset by changes in accounts receivable and inventories in the current year. The increase in accounts receivable was due primarily to the significant increase in sales compared to last year and inventories were higher due to the higher cost of raw materials and increases in inventory levels.

In July 1995, Jefferson Smurfit Corporation marked its entry into Asia through the formation of a company in the Peoples Republic of China to purchase a controlling interest in a linerboard mill near Shanghai. The mill, Zhejiang CIMIC Nanyang Paper Products Co., Ltd., produces about 50,000 tons of packaging linerboard annually and operates several waste paper recycling facilities. In addition to operating the mill, the joint venture plans to pursue other opportunities in the Chinese paper and packaging industry. The Chinese paper industry is the world's third largest, producing 18.5 million tons in 1993. Consumption has grown at a compound rate of nearly 10 percent since 1980, despite per capita consumption of only 17 kilograms in 1993, compared with more than 300 kilograms per capita in the United States. The Company owns a 42.5% equity interest in the joint venture.

In July 1995, under the terms of a Shareholder Agreement with the Times Mirror Company ("Times Mirror"), the Company acquired the 20% minority interest of Smurfit Newsprint Corporation which was owned by Times Mirror. The Company already owned 80% of the newsprint company, which was originally acquired in 1986 from Times Mirror. The acquisition of the minority interest is expected to make a positive contribution to earnings this year. Smurfit Newsprint Corporation's operations include two newsprint mills located near Portland, Oregon producing approximately 615,000 tons annually and two facilities which produce Cladwood, a composite wood panel made of sawmill shavings and other wood residuals used by the housing industry. The Company will continue to be a major supplier of newsprint to Times Mirror. Purchase of the remaining equity had no effect on the existing 40-year newsprint supply contract.

At June 30, 1995, the Company had $305.9 million of unused borrowing capacity under the 1994 Credit Agreement and $90.9 million of unused borrowing capacity under the 1995 Securitization based on JSC (U.S.)'s level of eligible accounts receivable. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's obligations, amortize its term loans and fund anticipated capital expenditures. Management believes the Sweet Home matter referred to in Item 1 - Legal Proceedings of Part II - Other Information will not have a material adverse effect on its consolidated financial condition or results of operation.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         During the quarter ended June 30, 1995, the following developments occurred in Legal Proceedings not previously reported in JSC (U.S.)'s Annual Report on Form 10-K and amended Form 10-K/A for the fiscal year ended December 31, 1994.

         On May 11, 1995, the United States Environmental Protection Agency ("EPA") executed a search warrant at the Sweet Home, Oregon manufacturing facility (the "Facility") of the Cladwood Division of Smurfit Newsprint Corporation ("SNC"), an indirect wholly-owned subsidiary of the Company. The Facility manufactures Cladwood, a wood composite panel manufactured from sawmill shavings.

         According to the search warrant, the U.S. Attorney's Office for the District of Oregon and the EPA are investigating whether the Facility violated the Clean Water Act or other federal laws in connection with waste water discharges at the Facility.

         The Company has been advised that the government has presented, or intends to present, evidence to a grand jury in connection with the investigation. SNC and certain of its employees could be charged, and SNC could be assessed significant fines and penalties if an indictment and conviction follows as a result of the grand jury proceeding.

         Miami County, Ohio Site
         In April 1995, the Company, pursuant to a consent decree previously entered into with the United States, paid $3.1 million in satisfaction of its alleged and/or potential liability for past and future response costs in connection with the Miami County, Ohio site under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

         In July 1995 the Company, pursuant to a consent decree previously entered into with the United States, settled the cause of action commenced by the government in October 1993 against the Company for alleged failures to properly respond to document and information requests by the EPA with respect to the Miami County, Ohio CERCLA Site. Pursuant to the consent decree the Company paid $1.2 million to the government.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         Registrant's Annual Meeting of Stockholders was held on April 25, 1995. At the meeting, stockholders voted on (i) the election of three directors and (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 1995. Voting on each such matter was as follows:

                                         Votes      Votes      Withheld/    Broker
                                          For      Against    Abstentions  Non-Votes
      1. Election of Directors
           James E. Terrill           100,824,614        -      119,350        -
           David R. Ramsay            100,822,469        -      121,495        -
           G. Thompson Hutton         100,822,928        -      121,036        -

      2. Ratification of Auditors     100,938,195    2,123        3,646        -

Item 5.    Other Information

           On July 24, 1995, JSC (U.S.) announced that it had reached a decision to permanently cease operations at its East Mill in Monroe, Michigan which produces approximately 50,000 tons per year of recycled cylinderboard. The closure is anticipated to occur prior to the end of September. The cost of closure was previously reserved for as part of the Company's Restructuring Program implemented in the third quarter of 1993.

Item 6.    Exhibits and Reports on Form 8-K

    a)     The following exhibits are included in this Form 10-Q.

           27.1  Financial Data Schedule

    b)     Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.

                                  Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                        JSCE, Inc.
                                                       (Registrant)



Date   August 4, 1995                  /s/  John R. Funke
                                            John R. Funke
                                            Vice President
                                     and Chief Financial Officer
                                   (Principal Accounting Officer)