Form 10-Q
period 1995-09-30
JSCE INC
filed 1995-11-09
CIK 727742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended September 30, 1995
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      As of October 25, 1995, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                                   JSCE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In millions)
                                  (Unaudited)


                                            Three months ended     Nine months ended
                                               September 30,         September 30,
                                           1995       1994        1995        1994
Net sales                               $1,050.9     $858.4    $3,120.2   $2,352.0

Costs and expenses
  Cost of goods sold                       805.7      722.8     2,459.2    2,006.9
  Selling and administrative expenses       59.7       55.1       184.9      162.2

    Income from operations                 185.5       80.5       476.1      182.9

Other income (expense)
  Interest expense                         (60.0)     (70.3)     (180.5)    (204.4)
  Other, net                                  .6        1.7         2.3        4.8

    Income (loss) before income
      taxes and extraordinary item         126.1       11.9       297.9      (16.7)

Provision for (benefit from)
  income taxes                              48.7        6.1       114.9       (2.3)

    Income (loss) before
      extraordinary item                    77.4        5.8       183.0      (14.4)

Extraordinary item
  Loss from early extinguishment of
    debt, net of income tax benefits        (3.0)                  (3.6)     (51.6)

    Net income (loss)                   $   74.4     $  5.8    $  179.4   $  (66.0)



See notes to consolidated financial statements.

                                       JSCE, Inc.
                              CONSOLIDATED BALANCE SHEETS
                           (In millions, except share data)

                                                        September 30,       December 31,
                                                            1995                1994
     ASSETS                                              (unaudited)
Current assets
  Cash and cash equivalents                             $   15.2            $   61.8
  Receivables, less allowances of
    $9.5 in 1995 and $8.6 in 1994                          384.9               316.3
  Inventories
    Work-in-process and finished goods                     105.7                86.9
    Materials and supplies                                 168.8               136.8
                                                           274.5               223.7
  Deferred income taxes                                     36.5                38.1
  Prepaid expenses and other current assets                  7.4                 6.6
    Total current assets                                   718.5               646.5

Net property, plant and equipment                        1,452.6             1,427.1

Timberland, less timber depletion                          255.0               259.0

Goodwill, less accumulated amortization of
  $40.6 in 1995 and $35.0 in 1994                          254.2               257.1

Other assets                                               174.3               169.3
                                                        $2,854.6            $2,759.0

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Current maturities of long-term debt                  $   59.0            $   50.2
  Accounts payable                                         325.0               348.8
  Accrued compensation and payroll taxes                   111.9               114.3
  Interest payable                                          61.5                48.3
  Other accrued liabilities                                 97.1                74.4
    Total current liabilities                              654.5               636.0

Long-term debt, less current maturities                  2,244.2             2,391.7

Other long-term liabilities                                219.9               237.5

Deferred income taxes                                      285.7               207.7

Minority interest                                            1.2                16.4

Stockholder's deficit
  Common stock, par value $.01 per share;
    1,000 shares authorized and outstanding
  Additional paid-in capital                             1,102.4             1,102.4
  Retained earnings (deficit)                           (1,653.3)           (1,832.7)
    Total stockholder's deficit                           (550.9)             (730.3)
                                                        $2,854.6            $2,759.0

See notes to consolidated financial statements.

                                        JSCE, Inc.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)


                                                              Nine months ended
                                                                September 30,
                                                              1995         1994

Cash flows from operating activities
   Net income (loss)                                        $ 179.4    $  (66.0)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
   Extraordinary loss from early
      extinguishment of debt                                    6.1        83.2
   Depreciation, depletion and amortization                   104.2        98.7
   Amortization of deferred debt issuance costs                10.7         7.3
   Deferred income taxes                                       79.7       (36.8)
   Non-cash interest                                                       15.4
   Non-cash employee benefit expense                           (5.6)       (7.4)
   Change in current assets and liabilities,
     net of effects from acquisitions
        Receivables                                           (68.6)      (99.7)
        Inventories                                           (53.3)       17.8
        Prepaid expenses and other current assets              (1.1)        2.9
        Accounts payable and accrued liabilities              (24.1)       32.3
        Interest payable                                       17.5        44.9
        Income taxes payable                                   10.0          .7
   Other, net                                                  (2.5)       (6.9)
  Net cash provided by operating activities                   252.4        86.4

Cash flows from investing activities
  Property additions                                         (103.9)      (92.4)
  Timberland additions                                        (14.2)      (11.4)
  Acquisitions                                                (33.0)
  Proceeds from property and timberland disposals               8.0         1.6
  Net cash used for investing activities                     (143.1)     (102.2)

Cash flows from financing activities
  Capital contribution                                                    386.5
  Proceeds from long-term borrowings                          227.2       967.8
  Repayment of long-term debt                                (379.2)   (1,224.6)
  Deferred debt issuance costs                                 (3.9)      (76.9)
  Net cash provided by (used for) financing activities       (155.9)       52.8

Increase (decrease) in cash and cash equivalents              (46.6)       37.0
Cash and cash equivalents
  Beginning of period                                          61.8        44.2
  End of period                                              $ 15.2    $   81.2


See notes to consolidated financial statements.

                                   JSCE, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Tabular amounts in millions)
                                  (Unaudited)


1. -- Basis of Presentation

The accompanying consolidated financial statements of JSCE, Inc. have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position and results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for JSCE, Inc. for the year ended December 31, 1994, filed on March 7, 1995 with the Securities and Exchange Commission (the "JSCE, Inc. 1994 10-K").

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

2. -- Long-Term Debt

On February 23, 1995, JSC (U.S.) entered into a $315.0 million accounts receivable securitization program (the "1995 Securitization"). The 1995 Securitization provides for the sale of certain of JSC (U.S.)'s trade receivables to a wholly-owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"), which finances its purchases of eligible JSC (U.S.) receivables through the issuance of commercial paper or the proceeds of borrowings under a revolving liquidity facility and a term loan. JS Finance borrowed $15.0 million under the term loan, and may issue up to $300.0 million trade receivables-backed commercial paper or borrow up to $300.0 million under a revolving liquidity facility. At September 30, 1995, $84.6 million was available for additional borrowing under the 1995 Securitization subject to JSC (U.S.)'s level of eligible accounts receivable. The 1995 Securitization matures in December 1999.

Interest rates on borrowings under the 1995 Securitization are at a variable rate. Proceeds of the 1995 Securitization were used to extinguish JSC (U.S.)'s borrowings under the pre-existing accounts receivable securitization program and for general corporate purposes.

3. -- Intercompany Sales Elimination

Net sales and cost of good sold for the nine months ended September 30, 1995 have been reduced by $35.1 million as a result of the correction of intercompany sales for the first and second quarters of 1995. There was no effect on income from operations as a result of the correction.

4. -- Summarized Financial Information of JSC(U.S.)

The following summarized financial information is presented for JSC (U.S.), a wholly-owned subsidiary of JSCE, Inc. No separate financial statements are presented for JSC (U.S.) because the financial statements of JSC (U.S.) are identical to those of JSCE, Inc. JSC (U.S.) is the issuer of the 1994 Senior Notes and the 1993 Senior Notes and is the borrower under the 1994 Credit Agreement, each as defined in the JSCE, Inc. 1994 10-K. These securities are guaranteed by JSCE, Inc.

Condensed consolidated balance sheets:
                                                      September 30, December 31,
                                                           1995          1994

Current assets                                          $  718.5      $  646.5
Property, plant and equipment and timberlands, net       1,707.6       1,686.1
Goodwill                                                   254.2         257.1
Other assets                                               174.3         169.3
  Total assets                                          $2,854.6      $2,759.0

Current liabilities                                     $  654.5      $  636.0
Long-term debt                                           2,244.2       2,391.7
Other liabilities                                          506.8         461.6
Stockholder's deficit
  Common stock
  Additional paid-in capital                             1,102.4       1,102.4
  Retained earnings (deficit)                           (1,653.3)     (1,832.7)
      Total stockholder's deficit                         (550.9)       (730.3)
  Total liabilities and stockholder's deficit           $2,854.6      $2,759.0

Condensed consolidated statements of operations:

                                         Three months ended     Nine onths ended
                                            September 30,         September 30,
                                          1995       1994       1995       1994

Net sales                               $1,050.9     $858.4    $3,120.2   $2,352.0
Costs and expenses                         865.4      777.9     2,644.1    2,169.1
Interest expense                            60.0       70.3       180.5      204.4
Other income (expense), net                   .6        1.7         2.3        4.8
Income (loss) before income taxes and
  extraordinary item                       126.1       11.9       297.9      (16.7)
Provision for (benefit from) income taxes   48.7         6.1      114.9       (2.3)
Extraordinary item
  Loss from early extinguishment
  of debt, net of income tax benefits       (3.0)                  (3.6)     (51.6)

Net income (loss)                       $   74.4     $  5.8    $  179.4   $  (66.0)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(In millions)                         Three months ended    Nine months ended
                                         September 30,        September 30,
                                       1995        1994       1995      1994
Net sales
  Paperboard/Packaging Products      $  948.6     $791.1   $2,847.1   $2,160.8
  Newsprint                             102.3       67.3      273.1      191.2
    Total                            $1,050.9     $858.4   $3,120.2   $2,352.0


Operating profit
  Paperboard/Packaging Products      $  173.3     $ 86.6   $  456.2   $  199.9
  Newsprint                              12.8       (4.4)      22.2      (12.2)
     Total                           $  186.1     $ 82.2   $  478.4   $  187.7

The Company had record net sales for the nine months ended September 30, 1995, up 32.7% compared to the same period last year. Sales increased in each of the Company's operating segments, primarily as a result of improved pricing. The Company's operating segments continued to perform well in the third quarter of this year, with operating profits significantly improved compared to the third quarter of the prior year. The chart below shows the components of the sales increases for each of the Company's segments.

(In millions)                              Change in net sales analysis
                                       Three months            Nine months
                                    1995 compared to 1994   1995 compared to 1994
Sales price and product mix
  Paperboard/Packaging Products             $194.7                  $688.2
  Newsprint                                   35.7                    84.1
                                             230.4                   772.3
Sales volume
  Paperboard/Packaging Products              (39.8)                   (8.3)
  Newsprint                                    (.6)                   (2.1)
                                             (40.4)                  (10.4)
Acquisitions and new facilities
  Paperboard/Packaging Products                2.5                     6.3
Total                                       $192.5                  $768.2

The Company was able to implement price increases during the first nine months of 1995 on all its major products. The sales price and product mix improvements in the Paperboard/Packaging Products segment were due primarily to price increases on containerboard, corrugated shipping containers and reclaimed fiber. The decrease in sales volume for the Paperboard/Packaging Products segment was due primarily to softening of demand for corrugated shipping containers. Changes in the number of units sold and produced for the Company's major products are shown in the Production/Shipments Summary below.

Cost of goods sold as a percent of net sales for the nine months ended September 30, 1995 declined compared to the same period in 1994 in each of the Company's segments, primarily as a result of the higher sales prices. The percentages for the nine months ended September 30, 1995 and 1994 were 77.9% and 83.8%, respectively, for the Paperboard/Packaging Products segment and 88.0% and 102.0%, respectively, for the Newsprint segment. The cost of recycled fiber, a key raw material used by the Company's paper mills, was sharply higher in the nine months ended September 30, 1995 compared to the same period in 1994, due to unprecendented demand. While prices of reclaimed fiber peaked in the second quarter of 1995, and have since declined, it is too early to determine whether such lower prices will be sustained for a significant period of time.

Selling and administrative expenses for the nine months ended September 30, 1995 rose 14.0% compared to the same period in 1994 due primarily to higher provisions for personnel costs, incentive plans and inflationary increases in other costs. Selling and administrative expenses as a percent of net sales for the nine months ended September 30, 1995 were 5.9% as compared to 6.9% for the same period last year.

Interest expense for the nine months ended September 30, 1995 was lower compared to the same period in 1994 due to lower average debt levels outstanding and lower effective interest rates primarily as a result of the 1994 Recapitalization discussed below.

Production/Shipments Summary

(In thousands of tons,                 Three months ended    Nine months ended
except as noted)                          September 30,        September 30,
                                          1995       1994      1995      1994
Production:
  Containerboard                          505        505      1,458      1,456
  Recycled boxboard and
     solid bleached sulfate               197        199        588        570
  Newsprint                               157        156        464        463
Corrugated shipping containers
  sold (billion square feet)              7.3        8.0       22.2       23.2
Folding cartons sold                      119        127        352        362
Fiber reclaimed and brokered            1,070      1,081      3,265      3,038

Liquidity and Capital Resources

On February 23, 1995, JSC (U.S.) entered into the 1995 Securitization consisting of a $300.0 million trade receivables-backed commercial paper program and a $15.0 million term loan, which matures in December 1999. Proceeds of the 1995 Securitization were used to extinguish JSC (U.S.)'s borrowings under its pre-existing accounts receivable securitization program and for general corporate purposes. Interest rates on borrowings under the 1995 Securitization are at a variable rate.

In conjunction with the Company's 1994 Recapitalization as defined in the JSC 1994 10-K, the Company entered into a new bank credit facility (the "1994 Credit Agreement") consisting of a $450.0 million revolving credit facility, a $900.0 million Tranche A Term Loan and a $300.0 million Tranche B Term Loan. The 1994 Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, (iv) maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization and (v) maintenance of minimum interest coverage ratios. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The 1994 Credit Agreement imposes an annual limit on future capital expenditures of $150.0 million. The capital spending limit is subject to increase in any year by an amount equal to the Company's portion of excess cash flow and an amount up to $75.0 million if the prior year's spending was less than the maximum amount allowed. For 1995 the Company's portion of excess cash flow and carryover from 1994 is $65.4 million. Management does not believe the annual limitation for capital expenditures impairs its plans for maintenance, expansion and continued modernization of its facilities.

During the nine months ended September 30, 1995, the Company made net long-term debt repayments of $152.0 million, including $63.7 million of mandatory and $120.3 million of optional payments in respect of the Tranche A and Tranche B Term Loans under the 1994 Credit Agreement.

In the third quarter of 1995, JSC (U.S.) permanently ceased operations of its East Mill in Monroe, Michigan which produced approximately 50,000 tons per year of recycled cylinderboard and sold a corrugated container plant in New Brunswick, New Jersey.
The cost of closure and disposal of these facilities was previously reserved for as part of the Company's Restructuring Program as defined in the JSC 1994 10-K. The cash expenditures anticipated under the Restructuring Program for the remainder of 1995 and 1996 will be funded through operations, as originally planned.

Operating activities have historically been the major source of cash for the Company's capital expenditures and debt payments. Net cash provided by operating activities for the nine months ended September 30, 1995 was $252.4 million compared to $102.3 million for the same period in 1994. The increase was primarily attributable to the improved level of earnings which were partially offset by increases in accounts receivable and inventories in the current year. The increase in accounts receivable was due primarily to the significant increase in sales compared to last year and inventories were higher due to the higher cost of raw materials and increases in inventory quantities.

In July 1995, Jefferson Smurfit Corporation marked its entry into Asia through the formation of a joint venture among the Company, Morgan Stanley & Co. Incorporated and a third party to purchase a 52% controlling interest in a linerboard mill near Shanghai, China. The Company owns a 42.5% equity interest in the joint venture. The mill, Zhejiang CIMIC Nanyang Paper Products Co., Ltd., produces approximately 50,000 tons of paperboard annually and operates several waste paper recycling facilities.

In July 1995, the Company purchased the 20% minority interest of Smurfit Newsprint Corporation which was owned by The Times Mirror Company ("Times Mirror"). The Company already owned 80% of the newsprint company, which was originally acquired in 1986 from Times Mirror. The acquisition of the minority interest is expected to make a positive contribution to earnings this year. Smurfit Newsprint Corporation's operations include two mills located near Portland, Oregon producing approximately 615,000 tons of newsprint annually and two facilities which produce Cladwood, a composite wood panel made of sawmill shavings and other wood residuals used by the housing industry. The Company is expected to continue to be a major supplier of newsprint to Times Mirror as the transaction had no effect on the existing long-term newsprint supply contract.

At September 30, 1995, the Company had $271.3 million of unused borrowing capacity under the 1994 Credit Agreement and $84.6 million of unused borrowing capacity under the 1995 Securitization subject to JSC (U.S.)'s level of eligible accounts receivable. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's obligations, amortize its term loans and fund anticipated capital expenditures.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         During and subsequent to the quarter ended September 30, 1995, the following developments occurred with respect to Legal Proceedings previously reported in the JSC 1994 10-
         K:

         With respect to the case of Otis B. Ingram, executor of the Estate of Naomi M. Ingram, et. al. v. Jefferson Smurfit Corporation (U.S.) f/k/a Container Corporation of America, pending in United States District Court, Middle District of Georgia and described in detail in the JSC 1994 10-K, the jury trial commenced in mid-October 1995 and the case was subsequently settled.

         In July 1995, the Company, pursuant to a consent decree previously entered into with the United States, settled the cause of action commenced by the government in October 1993 against the Company for alleged failures to properly respond to document and information requests by the Environmental Protection Agency with respect to the Miami County, Ohio Comprehensive Environmental Response, Compensation and Liability Act Site. Pursuant to the consent decree the Company paid $1.2 million to the government.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On August 31, 1995, JSC (U.S.) sold its corrugated container plant located in New Brunswick, New Jersey. On September 21, 1995, JSC (U.S.) permanently ceased operations at its East Mill in Monroe, Michigan which produced approximately 50,000 tons per year of recycled cylinderboard. The cost of disposal and closure of these facilities was previously reserved for as part of the Company's Restructuring Program implemented in the third quarter of 1993.

Item 6.  Exhibits and Reports on Form 8-K

    a)     The following exhibit is included in this Form 10-Q.

           27.1  Financial Data Schedule

    b)     Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

                                  Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           JSCE, Inc.
                                          (Registrant)



Date    November 9, 1995             /s/  John R. Funke
                                          John R. Funke
                                          Vice President
                                     and Chief Financial Officer
                                   (Principal Accounting Officer)