Form 10-Q
period 1996-06-30
JSCE INC
filed 1996-07-31
CIK 727742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended June 30, 1996
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of June 30, 1996, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JSCE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In millions)
                                  (Unaudited)


                                           Three months ended     Six months ended
                                                June 30,               June 30,
                                            1996        1995       1996       1995

Net sales                                   $ 844      $1,083    $ 1,760    $ 2,069

Costs and expenses
  Cost of goods sold                          689         855      1,400      1,654
  Selling and administrative expenses          63          63        130        124

    Income from operations                     92         165        230        291

Other income (expense)
  Interest expense                            (48)        (59)       (99)      (122)
  Other, net                                                                      2


    Income before income taxes and
      extraordinary item                       44         106        131        171

Provision for income taxes                     17          40         51         66

    Income before extraordinary item           27          66         80        105

Extraordinary item
  Loss from early extinguishment of debt,
    net of income tax benefits                 (4)                    (4)

    Net income                              $  23      $   66    $    76    $   105


See notes to consolidated financial statements.

                                      JSCE, Inc.
                             CONSOLIDATED BALANCE SHEETS
                          (In millions, except share data)

                                                          June 30,          December 31,
                                                            1996                1995
     ASSETS                                             (unaudited)
Current assets
  Cash and cash equivalents                              $    12             $    27
  Receivables, less allowances of
    $9 in 1996 and 1995                                      308                 339
  Inventories
    Work-in-process and finished goods                        87                  85
    Materials and supplies                                   108                 139
                                                             195                 224
  Deferred income taxes                                       38                  45
  Prepaid expenses and other current assets                    7                   9
    Total current assets                                     560                 644

Net property, plant and equipment                          1,457               1,456

Timberland, less timber depletion                            260                 258

Goodwill, less accumulated amortization of
  $46 in 1996 and $42 in 1995                                249                 253
Other assets                                                 169                 172
                                                         $ 2,695             $ 2,783

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Current maturities of long-term debt                   $    21             $    81
  Accounts payable                                           289                 290
  Accrued compensation and payroll taxes                     101                 101
  Interest payable                                            29                  37
  Other accrued liabilities                                  106                  88
    Total current liabilities                                546                 597

Long-term debt, less current maturities                    2,002               2,111

Other long-term liabilities                                  225                 234

Deferred income taxes                                        333                 328

Stockholder's deficit
  Common stock, par value $.01 per share;
    1,000 shares authorized and outstanding
  Additional paid-in capital                               1,102               1,102
  Retained earnings (deficit)                             (1,513)             (1,589)
    Total stockholder's deficit                             (411)               (487)
                                                         $ 2,695             $ 2,783

See notes to consolidated financial statements.

                                          JSCE, Inc.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                            1996        1995

Cash flows from operating activities
  Net income                                              $   76      $  105
  Adjustments to reconcile net income to
  net cash provided by operating activities
    Extraordinary loss from early extinguishment of debt       7           1
    Depreciation, depletion and amortization                  67          69
    Amortization of deferred debt issuance costs               7           7
    Deferred income taxes                                     12          59
    Non-cash employee benefit (income) expense                 6          (4)
    Change in current assets and liabilities,
      net of effects from acquisitions
        Receivables                                           31         (88)
        Inventories                                           29         (51)
        Prepaid expenses and other current assets              2          (2)
        Accounts payable and accrued liabilities               5          41
        Interest payable                                      (7)        (12)
        Income taxes payable                                   1          (1)
    Other, net                                                (4)         (3)
  Net cash provided by operating activities                  232         121

Cash flows from investing activities
  Property additions                                         (54)        (73)
  Timberland additions                                       (11)        (10)
  Construction funds held in escrow                           (9)
  Investment in affiliates and acquisitions                               (5)
  Proceeds from property and timberland disposals              5           3
  Net cash used for investing activities                     (69)        (85)

Cash flows from financing activities
  Proceeds from long-term borrowings                         260         221
  Repayment of long-term debt                               (432)       (309)
  Deferred debt issuance costs                                (6)         (3)
  Net cash used for financing activities                    (178)        (91)

Decrease in cash and cash equivalents                        (15)        (55)
Cash and cash equivalents
  Beginning of period                                         27          62
  End of period                                           $   12      $    7


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

2. -- Summarized Financial Information of JSC (U.S.)

Condensed consolidated balance sheets:
                                                         June 30,     December 31,
                                                           1996           1995

Current assets                                          $   560        $   644
Property, plant and equipment and timberlands, net        1,717          1,714
Goodwill                                                    249            253
Other assets                                                169            172
  Total assets                                          $ 2,695        $ 2,783

Current liabilities                                     $   546        $   597
Long-term debt                                            2,002          2,111
Other liabilities                                           558            562
Stockholder's deficit
  Common stock
  Additional paid-in capital                              1,102          1,102
  Retained earnings (deficit)                           ( 1,513)       ( 1,589)
    Total stockholder's deficit                            (411)          (487)
  Total liabilities and stockholder's deficit           $ 2,695        $ 2,783

Condensed consolidated statements of operations:
                                      Three months ended       Six months ended
                                            June 30,                June 30,
                                       1996         1995        1996       1995

Net sales                             $ 844        $1,083     $ 1,760    $ 2,069
Costs and expenses                      752           918       1,530      1,778
Interest expense                         48            59          99        122
Other income, net                                                              2
Income before income taxes and
  extraordinary item                     44           106         131        171
Provision for income taxes               17            40          51         66
Extraordinary item
  Loss from early extinguishment of
    debt, net of income tax benefits     (4)                       (4)

  Net income                          $  23        $   66     $    76    $   105

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
(In millions)                         Three months ended     Six months ended
                                           June 30,              June 30,
                                        1996       1995       1996       1995
Net sales
  Paperboard/Packaging Products        $ 770      $  992     $1,591     $1,898
  Newsprint                               74          91        169        171
  Total net sales                      $ 844      $1,083     $1,760     $2,069


Income from operations
  Paperboard/Packaging Products        $  73      $  158     $  185     $  281
  Newsprint                               19           7         45         10
  Total income from operations         $  92      $  165     $  230     $  291

For the six months ended June 30, 1996, net sales of the Company were $1,760 million, a decrease of 14.9% compared to the same period last year. The decrease in net sales was due primarily to lower prices for containerboard and reclamation products. Income from operations was $230 million, a decrease of 21.0% compared to last year. The decrease in income from operations was due primarily to the lower prices for containerboard products. Lower fiber cost at the Company's recycled paper mills partially offset the lower pricing for containerboard products.

Increases (decreases) in sales for each of the Company's segments are discussed below.

(In millions)                             Change in net sales analysis
                                     Three months               Six months
                                 1996 compared to 1995    1996 compared to 1995
Sales price and product mix
  Paperboard/Packaging Products         $(234)                     $(291)
  Newsprint                                 4                         31
                                         (230)                      (260)

Sales volume
  Paperboard/Packaging Products            27                         10
  Newsprint                               (21)                       (33)
                                            6                        (23)

Acquisitions and new facilities             1                          2

Closed or sold facilities                 (16)                       (28)

  Total net sales increase (decrease)   $(239)                     $(309)



Paperboard/Packaging Products Segment Sales
Net sales of the Paperboard/Packaging Products segment for the six months ended June 30, 1996 were $1,591 million, a decrease of 16.2% compared to last year. The decrease was due primarily to lower prices for containerboard and reclamation products.

Net sales of containerboard and corrugated shipping containers in the first half of 1996 decreased 13.6% compared to 1995 due primarily to lower prices resulting from weak market conditions. Demand for containerboard declined compared to last year, and the Company took downtime at a containerboard mill in order to reduce excess inventories. Linerboard prices declined steadily from approximately $490/ton at December 31, 1995 to approximately $350/ton at June 30, 1996. The Company's shipments of corrugated shipping containers in the first half of 1996 declined 1.6% compared to the same period last year.

Net sales of reclamation products in the first half of 1996 decreased 55.7% compared to 1995, due primarily to sales prices. The price of reclaimed fiber decreased significantly compared to last year due to lower demand as a result of extensive mill downtime taken by paper mills in the containerboard and newsprint industries this year.

Net sales of the Company's other major products in the Paperboard/Packaging Products segment in the first half of 1996 were comparable to last year.

Newsprint Segment Sales
Net sales of the Newsprint segment for the six months ended June 30, 1996 were $169 million, a decrease of 1.2% compared to last year. The favorable impact of higher sales prices in 1996 was offset by lower sales volume resulting from mill shutdowns. The Company took downtime at its newsprint mills in response to reduced demand in 1996.

Costs and Expenses
Cost of goods sold as a percent of net sales for the six months ended June 30 declined from 80.8% in 1995 to 80.5% in 1996 for the Paperboard/Packaging Products segment and declined from 90.5% in 1995 to 70.7% in 1996 for the Newsprint segment. The decrease in the Newsprint segment was due primarily to higher sales prices.

Selling and administrative expenses as a percent of net sales for the six months ended June 30 increased from 6.0% in 1995 to 7.4% in 1996. The increase was due primarily to overall lower sales prices, higher personnel costs and inflationary increases in other costs.

Interest expense for the six months ended June 30, 1996 declined
$23 million to $99 million primarily due to lower average debt levels outstanding and lower effective interest rates.

The Company has evaluated the $25 million reserve, taken in the fourth quarter of 1995, which related to quality issues in a non-core product line. The Company has implemented a program of corrective action to respond to these issues. Based on experience to date, the Company believes the reserve is adequate.

In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of", the effect of which was immaterial.

Statistical Data                   Three months ended        Six months ended
(In thousands of tons,                  June 30,                 June 30,
 except as noted)                   1996        1995         1996        1995

Mill production:
  Containerboard                     480         476          953         953
  Recycled boxboard and
    solid bleached sulfate           185         195          381         391
  Newsprint                          123         151          275         307
Corrugated shipping containers
    sold (billion square feet)       7.5         7.4         14.7        14.9
Folding cartons sold                 111         115          232         233
Fiber reclaimed and brokered       1,056       1,123        2,135       2,195

Liquidity and Capital Resources

Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for the six months ended June 30, 1996 of $232 million and excess cash at the end of 1995 were used primarily to fund capital investments of $65 million and to reduce debt by $172 million.

In May 1996 Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)") amended its bank credit facility (the "1994 Credit Agreement") to allow an additional $100 million borrowing under the Tranche B Term Loan and $150 million borrowing under a newly created Tranche C Term Loan. The $250 million in new proceeds of these term loans was used to reduce scheduled installment payments of the Tranche A Term Loan. After application of such proceeds, the principal amounts remaining outstanding under the 1994 Credit Agreement for the years 1997, 1998 and 1999 are approximately $20 million, $19 million and $100 million, respectively. JSC (U.S.) has prepaid its 1996 principal obligations under the 1994 Credit Agreement. JSC (U.S.) expects its annual interest cost to increase by approximately $4 million as a result of the new borrowings. The refinancing will provide additional financial flexibility to JSC (U.S.) by extending maturities.

The 1994 Credit Agreement includes a $450 million revolving credit facility, a Tranche A Term Loan, a Tranche B Term Loan and a Tranche C Term Loan. The 1994 Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, (iv) maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization, and (v) maintenance of minimum interest coverage ratios. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

At June 30, 1996, JSC (U.S.) had $338 million in unused borrowing capacity pursuant to the revolving credit facility under the 1994 Credit Agreement. In addition, Jefferson Smurfit Finance Corporation ("JSFC") had borrowing capacity of $109 million under its accounts receivable securitization program, subject to JSC (U.S.)'s level of eligible accounts receivable. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's obligations, amortize its term loans and fund anticipated capital expenditures.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         The Registrant's Annual Meeting of Stockholders was held on May 9, 1996. At the meeting, stockholders voted on (i) the election of three directors for terms of office expiring at the annual meeting of stockholders in 1999; (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 1996 and (iii) the adoption of the Company's Management Incentive Plan ("MIP"). Voting on each matter was as follows:

                                      Votes         Votes     Withheld/     Broker
                                       For         Against   Abstentions    Non-Votes

      1. Election of Directors
          Alan E. Goldberg          104,222,507                378,357
          Howard E. Kilroy          104,224,737                376,127
          James R. Thompson         104,221,607                379,257

      2. Ratification of Auditors   104,542,748     17,626      40,490

      3. Adoption of MIP            102,103,130    183,601      65,341      2,248,792

Item 5. Other Information

         Mr. James E. Terrill, President and Chief Executive Officer of the Company since 1994, will retire at the end of 1996. He will afterwards serve as Vice Chairman of the Board of Directors.

         Mr. Richard W. Graham has been promoted from Senior Vice President to President of the Company effective July 1, 1996. Upon Mr. Terrill's retirement at year-end, Mr. Graham will assume the additional role of Chief Executive Officer.

         Mr. Eric Priestley, formerly President and Chief Executive Officer of Rexam, Inc., a U.S. producer of packaging, print and coated products and a subsidiary of Rexam plc, will join the Company effective August 1, 1996, as Executive Vice President - Chief Operating Officer.

Item 6. Exhibits and Reports on Form 8-K

a)     The following exhibits are included in this Form 10-Q.
    10.1 Credit Agreement, amended and restated as of May 17, 1996, among Jefferson Smurfit Corporation ("JSC"), JSCE, Inc. ("JSCE"), JSC (U.S.) and the banks parties thereto (incorporated by reference to Exhibit 10.1 to JSC's quarterly report on Form 10-Q for the quarter ended June 30, 1996).
    10.2 Amendment Agreement dated as of May 17, 1996 among JSC, JSCE, JSC (U.S.), Smurfit Newsprint Corporation ("SNC") and the banks parties thereto (incorporated by reference to Exhibit 10.2 to JSC's quarterly report on Form 10-Q for the quarter ended June 30, 1996).
    10.3 First Omnibus Amendment dated as of March 31, 1996 among JSC (U.S.), JSFC and the banks parties thereto (incorporated by reference to Exhibit 10.3 to JSC's quarterly report on Form 10-Q for the quarter ended June 30, 1996).
    10.4 Affiliate Receivables Sale Agreement dated as of March 31, 1996 between SNC and JSC (incorporated by reference to Exhibit 10.4 to JSC's quarterly report on Form 10-Q for the quarter ended June 30, 1996).
    27.1   Financial Data Schedule.

b)     Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                  Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            JSCE, Inc.
                                            (Registrant)





Date   July 31, 1996                       /s/  John R. Funke
                                                John R. Funke
                                               Vice President
                                      and Chief Financial Officer
                                    (Principal Accounting Officer)