Form 10-K
period 1996-12-31
JSCE INC
filed 1997-02-26
CIK 727742

Securities and Exchange Commission
                                Washington, D.C.  20549

                                       Form 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1996 or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ____________

Commission file number 0-11951

                          JSCE, Inc.
   (Exact name of registrant as specified in its charter)
              Delaware                     37-1337160
  (State of incorporation or         (I.R.S. Employer Identification)
    organization)

     Jefferson Smurfit Centre
       8182 Maryland Avenue
        St. Louis, Missouri                                       63105
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

The number of shares outstanding of the registrant's common stock as of January 31, 1997: 1,000

DOCUMENTS INCORPORATED BY REFERENCE:
                                                       Part of Form 10-K
                                                            into Which
                                                            Document is
                  Document                                  Incorporated


Sections of JSC's Proxy Statement for the Annual Meeting       III
of Stockholders to be held on May 1, 1997

                                      JSCE, Inc.


                              Annual Report on Form 10-K

                                   December 31, 1996


                                   TABLE OF CONTENTS

                                        PART I
                                                                       Page

Item  1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item  2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item  3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 8

Item  4.    Submission of Matters to a Vote of Security Holders . . . . .11


                                        PART II

Item  5.    Market for Registrant's Common Equity and
            Related Stockholder Matters . . . . . . . . . . . . . . . . .11

Item  6.    Selected Financial Data . . . . . . . . . . . . . . . . . . .12

Item  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . .14

Item  8.    Financial Statements and Supplementary Data . . . . . . . . .22

Item  9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure. . . . . . . . . . . .47


                                       PART III

Item 10.    Directors and Executive Officers of the Registrant. . . . . .47

Item 11.    Executive Compensation. . . . . . . . . . . . . . . . . . . .52

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . . . . . .52

Item 13.    Certain Relationships and Related Transactions. . . . . . . .52


                                        PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .53

                                     PART I

ITEM 1.  BUSINESS

GENERAL
JSCE, Inc., together with its consolidates subsidiaries, hereinafter referred to as the "Company" or "JSCE," operates in two business segments, Paperboard/Packaging Products and Newsprint.
The Company believes it is one of the nation's largest producers of paperboard and packaging products and is the largest producer of recycled paperboard and recycled packaging products and the largest processor of wastepaper. In addition, the Company believes it is one of the nation's largest producers of recycled newsprint.

The Company's Paperboard/Packaging Products segment includes a system of paperboard mills that, in 1996, produced 1,973,000 tons of virgin and recycled containerboard, 774,000 tons of recycled boxboard and solid bleached sulfate ("SBS") and 166,000 tons of uncoated recycled boxboard, which were sold to the Company's own converting operations and to third parties. The Company's converting operations consist of 50 corrugated container plants, 18 folding carton plants and 20 industrial packaging plants located across the country, with three plants located outside the U.S. In 1996, the Company's container plants converted 1,991,000 tons of containerboard, an amount equal to approximately 101% of the amount it produced, its folding carton plants converted 521,000 tons of SBS, recycled boxboard and coated natural kraft, an amount equal to approximately 67% of the amount it produced, and its industrial packaging plants converted 153,000 tons of uncoated recycled boxboard, an amount equal to approximately 92% of the amount it produced. The Paperboard/Packaging Products segment also includes the Company's reclamation division, which processed or brokered approximately 4.5 million tons of wastepaper in 1996, its timber division, which manages approximately one million acres of owned or leased timberland located close to its virgin fiber mills, and 14 consumer packaging plants. The Company's Paperboard/Packaging Products segment contributed 91% of the Company's net sales in 1996.

The Company's Newsprint segment includes two newsprint mills in Oregon, which produced 576,000 tons of recycled newsprint in 1996, and two facilities that produce Cladwood, a wood composite exterior siding, manufactured from sawmill shavings and newsprint.

For a summary of net sales, income from operations, identifiable assets, capital expenditures and depreciation, depletion and amortization for the Company's segments, see Note 12, "Business Segment Information," of the Notes to Consolidated Financial Statements contained in Part II, Item 8, "Financial Statements and Supplementary Data."

Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) in particular under Part I, Item 1, "Business
- Environmental Compliance," under Part I, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements, as that term is defined in the Private Securities Reform Act of 1995. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including (without limitation) the effect of economic and market conditions, continued pricing pressures in key product lines, the level and volatility of interest rates and currency values, wastepaper prices, costs related to environmental matters and the impact of current or pending legislation and regulations.

JSCE, Inc. is a wholly-owned subsidiary of Jefferson Smurfit
Corporation ("JSC"). JSC has no operations other than its investment in JSCE. JSCE owns a 100% equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)"). JSC (U.S.) has extensive operations throughout the United States. JSCE has no operations other than its investment in JSC (U.S.).


PRODUCTS

PAPERBOARD/PACKAGING PRODUCTS SEGMENT

CONTAINERBOARD AND CORRUGATED SHIPPING CONTAINERS
The Company's containerboard operations are highly integrated.
Tons of containerboard produced and converted for the last three years were:

                                              1996       1995      1994
                                                 (Tons in thousands)
  Containerboard
    Production                                 1,973     1,905      1,932
    Consumption                                1,991     1,925      2,018

The Company's mills produce a full line of containerboard, including unbleached kraft linerboard, mottled white linerboard and recycled medium. Unbleached kraft linerboard is produced at the Company's mills located in Fernandina Beach and Jacksonville, Florida, and mottled white linerboard is produced at its Brewton, Alabama mill. Recycled medium is produced at the Company's mills located in Alton, Illinois, Carthage, Indiana, Circleville, Ohio and Los Angeles, California. In 1996, the Company produced 1,095,000, 336,000 and 542,000 tons of unbleached kraft linerboard, mottled white linerboard and recycled medium, respectively. The Company's sales of containerboard in 1996 were $772 million (including $434 million of intracompany sales). Sales of containerboard to the Company's container plants are at market prices.

Corrugated shipping containers, manufactured from containerboard in converting plants, are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture and for many other applications, including point of purchase displays. The Company stresses the value-added aspects of its corrugated containers, such as labeling and multi-color graphics, to differentiate its products and respond to customer requirements. The Company's 50 container plants serve local customers and large national accounts and are located nationwide, generally in or near large metropolitan areas. The Company's total sales of corrugated shipping containers in 1996 were $1,345 million (including $90 million of intracompany sales). Total corrugated shipping container sales volumes for 1996, 1995 and 1994 were 30,022, 29,382 and 30,822 million square feet, respectively.

RECYCLED BOXBOARD, SOLID BLEACHED SULFATE AND FOLDING CARTONS
The Company's recycled boxboard, SBS and folding carton operations are also integrated. Tons of recycled boxboard and SBS produced and converted for the last three years were:

                                                1996      1995       1994
                                                    (Tons in thousands)
  Recycled Boxboard and SBS
    Production                                   774       773        767
    Consumption                                  521       529        543

The Company produces coated recycled boxboard at its mills located in Middletown, Ohio, Philadelphia, Pennsylvania, Santa Clara, California and Wabash, Indiana. The Company produces uncoated recycled boxboard at its Los Angeles, California mill and SBS at its Brewton, Alabama mill. In 1996, the Company produced 585,000 and 189,000 tons of recycled boxboard and SBS, respectively. The Company's total sales of recycled boxboard and SBS in 1996 were $420 million (including $191 million of intracompany sales).

The Company's folding carton plants offer a broad range of converting capabilities, including web and sheet lithographic, rotogravure and flexographic printing and a full line of structural and design graphics services. The Company's 18 facilities convert recycled boxboard and SBS into folding cartons. Folding cartons are used primarily to protect customers' products while providing point of purchase advertising. The Company makes folding cartons for a wide variety of applications, including food and fast foods, detergents, paper products, beverages, health and beauty aids and other consumer products. Customers range from small local accounts to large national and multinational accounts. The Company's folding carton plants are located nationwide, generally in or near large metropolitan areas. The Company's sales of folding cartons in 1996 were $666 million (none of which were intracompany sales). Folding carton sales volumes for 1996, 1995 and 1994 were 467,000, 469,000 and 486,000 tons, respectively.

The Company has focused its capital expenditures in these operations and its marketing activities to support a strategy of enhancing product quality as it relates to packaging graphics, increasing flexibility while reducing customer lead time and assisting customers in innovative package designs.

The Company provides marketing consultation and research activities through its Design and Market Research (DMR) center. It provides customers with graphic and product design tailored to the specific technical requirements of lithographic, rotogravure and flexographic printing, as well as photography for packaging, sales promotion concepts and point of purchase displays.

UNCOATED RECYCLED BOXBOARD AND INDUSTRIAL PACKAGING
The Company's uncoated recycled boxboard and industrial packaging operations are also integrated. Tons of uncoated recycled boxboard produced and converted for the last three years were:

                                                1996      1995       1994
                                                    (Tons in thousands)
  Uncoated Recycled Boxboard
    Production                                   166       164        166
    Consumption                                  153       148        128

Uncoated recycled boxboard, a portion of which is used by the Company's industrial packaging operations, is produced at its mills located in Cedartown, Georgia, Lafayette, Indiana, Monroe, Michigan and Tacoma, Washington. In January 1997, the Company announced its intention to discontinue operations at its Monroe, Michigan mill. The Monroe mill produced 38,000, 44,000 and 47,000 tons of uncoated recycled boxboard in 1996, 1995 and 1994, respectively. In 1996, the Company's total sales of uncoated recycled boxboard were $63 million (including $28 million of intracompany sales).

The Company's 20 industrial packaging plants convert uncoated recycled boxboard into papertubes and cores. Papertubes and cores are used primarily for paper, film and foil, yarn carriers and other textile products and furniture components. The Company also produces solid fiber partitions for the pharmaceutical, electronics, glass, cosmetics and plastics industries. In addition, the Company produces a patented self-locking partition especially suited for automated packaging and product protection. The Company also manufactures corrugated pallets that are made entirely from corrugated components and are lightweight yet extremely strong and are fully recyclable. The Company's industrial packaging sales in 1996 were $115 million (including $6 million in intracompany sales).

CONSUMER PACKAGING
The Company manufactures a wide variety of products at its 14 consumer products facilities. These products include flexible packaging, paper and metallized paper labels and labels that are heat transferred to plastic containers for a wide range of industrial and consumer product applications. The contract packaging plants provide a wide variety of custom contract packaging services including cartoning, bagging, liquid- or powder-filling and high-speed overwrapping. The Company produces high-quality rotogravure cylinders and has a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries. In January 1997, the Company sold its Farmingdale, New York plant, which produced fragranced advertising products. The Company's total sales of consumer packaging products and services in 1996 were $187 million (including $13 million of intracompany sales).

FIBER RESOURCES AND TIMBER PRODUCTS
The raw materials essential to the Company's business are reclaimed fiber and virgin wood fiber. The Brewton, Circleville, Jacksonville and Fernandina Beach mills use primarily wood fibers, while the other paperboard mills use reclaimed fiber exclusively. In 1996, the newsprint mills used approximately 46% wood fiber and 54% reclaimed fiber.

The use of recycled products in the Company's operations begins with its reclamation division which operates 27 facilities that collect, sort, grade and bale wastepaper, as well as collect aluminum and glass. The reclamation division also operates a nationwide brokerage system whereby it purchases and resells wastepaper (including wastepaper for use in its recycled fiber mills) on a regional and national contract basis. Such contracts provide bulk purchasing, resulting in lower prices and cleaner wastepaper. The reclamation division provides valuable fiber resources to both the paperboard and newsprint segments of the Company as well as to other producers. Many of the reclamation facilities are located close to the Company's recycled paperboard and newsprint mills, assuring availability of supply, when needed, with minimal shipping costs. During 1996, the Company's reclamation plants and brokerage operations satisfied all of the Company's mill requirements for reclaimed fiber. The Company's total sales of recycled materials in 1996 were $351 million (including $133 million of intracompany sales).

The amount of wastepaper collected and the proportions sold internally and externally by the Company's reclamation division for the last three years were:

                                                   1996       1995      1994
                                                      (Tons in thousands)

  Wastepaper collected by Reclamation Division    4,464       4,293    4,134
    Percent sold internally                        39.8%       43.1%    45.5%
    Percent sold to third parties                  60.2%       56.9%    54.5%

The Company's timber division manages approximately one million acres of owned and leased timberland. In 1996, approximately 56% of the timber harvested by the Company was used in its Jacksonville, Fernandina Beach and Brewton mills. The Company harvested 1,020,000 cords of timber, which would satisfy approximately 39% of the Company's requirements for wood fibers. The Company's wood fiber requirements not satisfied internally are purchased on the open market or under long-term contracts. In 1996, the Company's total sales of timber products were $269 million (including $206 million of intracompany sales).

NEWSPRINT SEGMENT

NEWSPRINT MILLS
The Company's newsprint mills are located in Newberg and Oregon City, Oregon. During 1996, 1995 and 1994, the Company produced 576,000, 620,000 and 615,000 tons of newsprint, respectively. In 1996, total sales of newsprint were $301 million (none of which were intracompany sales).

For the past three years, an average of approximately 53% of the Company's newsprint production has been sold to The Times Mirror Company ("Times Mirror") pursuant to a long-term newsprint agreement (the "Newsprint Agreement") entered into in connection with the Company's acquisition of Smurfit Newsprint Corporation ("SNC") stock in February 1986. Under the terms of the Newsprint Agreement, the Company supplies newsprint to Times Mirror generally at prevailing West Coast market prices. Sales of newsprint to Times Mirror in 1996 amounted to $165 million.

CLADWOOD
Cladwood is a wood composite panel used by the housing industry, manufactured from sawmill shavings and other wood residuals and overlaid with recycled newsprint. The Company has two Cladwood plants located in Oregon. Total sales for Cladwood in 1996 were $23 million (including $1 million of intracompany sales). See also
Part I, Item 3, "Legal Proceedings."

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

RESEARCH AND DEVELOPMENT

The Company's research and development center uses state-of-the-art technology to assist all levels of the manufacturing and sales processes from raw materials supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services.

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

EMPLOYEES

The Company had approximately 15,800 employees at December 31, 1996, of which approximately 10,700 employees (68%) were represented by collective bargaining units. The expiration dates of union contracts for the Company's major facilities are as
follows:   the Oregon City mill, expiring March 1997; the
Fernandina Beach mill, expiring June 1998; a group of 11 properties, including 4 paper mills and 7 corrugated container plants, expiring June 1998; the Jacksonville mill, expiring June 1999; the Alton mill, expiring June 2000; the Newberg mill, expiring March 2002; and the Brewton mill, expiring October 2002. The Company believes that its employee relations are generally good and is currently in the process of bargaining with unions representing production employees at a number of its other operations.

ENVIRONMENTAL COMPLIANCE

The Company's paperboard and newsprint mills are large consumers of energy, using either natural gas or coal. Approximately 68% of the Company's total paperboard tonnage is produced by mills which have coal-fired boilers. The cost of energy is dependent, in part, on environmental regulations governing air emissions.

Because various pollution control standards are subject to change, it is difficult to predict with certainty the amount of capital expenditures that will ultimately be required to comply with future standards. In particular, the United States Environmental Protection Agency ("EPA") has proposed a comprehensive rule governing the pulp, paper and paperboard industry (the "Cluster Rule") which will require substantial expenditures to achieve compliance. In order to comply with the Cluster Rule as currently proposed, the Company estimates that it may require approximately $125 million to $150 million in capital expenditures over the next three to five years. The ultimate financial impact of the regulations cannot be predicted with certainty and will depend on several factors including the actual requirements imposed under the final rules, new developments in control process technology and cost inflation. Since the Company's competitors are, or will be, subject to comparable pollution standards, including the proposed Cluster Rule, management is of the opinion that compliance with future pollution standards will not adversely affect the Company's competitive position.

In addition to Cluster Rule compliance, the Company also anticipates additional capital expenditures related to environmental compliance, although in the opinion of management, such expenditures will not have a material effect on the financial condition or results of operations of the Company. For the past three years, the Company has spent an average of approximately $10 million annually on capital expenditures for environmental purposes. The anticipated spending for such capital projects for fiscal 1997 is approximately $25 million. A significant amount of the increased expenditures in 1997 will be due to compliance with Clean Air Act requirements.

ITEM 2.  PROPERTIES

The Company's properties at December 31, 1996 are summarized in the table below. Approximately 63% of the Company's investment in property, plant and equipment is represented by its paperboard and newsprint mills.

                                                                        State
                                         Number of Facilities         Locations
                                        Total    Owned   Leased
Paperboard mills:
 Containerboard mills                     7        7       0              6
 Boxboard mills                           4        4       0              4
 Uncoated recycled boxboard mills         4        4       0              4
Newsprint mills                           2        2       0              1
Reclamation plants                       27       19       8             12
Converting facilities:
 Corrugated container plants             50       40      10             21
 Folding carton plants                   18       16       2             10
 Industrial packaging plants             20        6      14             14
Consumer packaging plants                14        5       9              8
Cladwood plants                           2        2       0              1
Wood product plants                       1        1       0              1
     Total                              149      106      43             28

In addition to its manufacturing facilities, the Company owns and leases approximately 763,000 acres and 224,000 acres of timberland, respectively, and also operates wood harvesting facilities.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

On January 3, 1997, SNC was served with a complaint alleging that Cladwood, produced by SNC and used in mobile homes, deteriorates when exposed to climate conditions found in South Carolina. The suit, which purports to be a class action on behalf of present and past owners of Cladwood-containing mobile homes in South Carolina, also names as defendants certain manufacturers and distributors of mobile homes in South Carolina. The complaint alleges causes of action for breach of warranty, strict liability, negligence and violation of the South Carolina Unfair Trade Practices Act and seeks an unspecified aggregate amount of actual statutory and punitive damages. The Company intends to vigorously defend the action. The litigation is currently in the discovery stage and, at this time, the Company is unable to estimate its potential liability, if any, in connection with the matter.

The Company is a defendant in a number of other lawsuits which have arisen in the normal course of business. While any litigation has an element of uncertainty, the management of the Company believes that the outcome of such suits will not have a material adverse effect on its financial condition or results of operations.

ENVIRONMENTAL MATTERS

Federal, state and local environmental requirements are a significant factor in the Company's business. The Company employs processes in the manufacture of pulp, paperboard and other products, resulting in various discharges, emissions and reporting and disclosure obligations that are subject to numerous federal, state and local environmental statutes, regulations and ordinances. The Company operates and expects to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and reporting and disclosure obligations.

Occasional violations have occurred from time to time at the Company's facilities, resulting in administrative actions, legal proceedings or consent decrees and similar arrangements. Pending proceedings include the following:

   Sweet Home, Oregon
   On May 11, 1995, the EPA executed a search warrant at the Sweet Home, Oregon Cladwood manufacturing facility of SNC. According to the search warrant, the U.S. Attorney's office for the District of Oregon and the EPA are investigating whether this facility violated the Clean Water Act or other federal laws in connection with its waste water discharges. The Company has been advised that the government has presented, or intends to present, evidence to a grand jury in connection with the investigation. SNC and certain of its employees could be charged, and SNC could be assessed significant fines and penalties if an indictment and conviction follow as a result of the grand jury proceeding.

   Philomath, Oregon
   On May 13, 1996, SNC voluntarily self reported to the EPA and the Oregon Department of Environmental Quality ("ODEQ") possible violations of the Clean Water Act and other federal laws in connection with waste water discharges at its Cladwood facility located in Philomath, Oregon. An investigation may be undertaken by ODEQ.

   Miami County, Ohio Site
   A criminal inquiry was commenced by the United States in 1993 relating to the Company's responses to the EPA's document and information requests in connection with a Comprehensive
   Environmental Response, Compensation and Liability Act
   ("CERCLA") site located in Miami County, Ohio. It is uncertain whether any criminal action will be forthcoming.

The Company also faces potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under CERCLA and analogous state laws, regardless of fault or the legality of the original disposal. The Company has received notice that it is or may be a PRP at a number of federal and/or state sites where remedial action may be required and, as a result, may have joint and several liability for CERCLA cleanup costs at such sites. However, liability at CERCLA sites is typically shared with the other PRPs and costs are commonly allocated according to relative amounts of waste deposited.
Because the Company's relative percentage of waste deposited at a majority of these sites is quite small, management of the Company believes that its probable liability under CERCLA, taken on a case by case basis or in the aggregate, will not have a material adverse effect on its financial condition or operations. Pending CERCLA proceedings include the following:

   Monterey Park, California Site
   The Company has paid approximately $768,000 pursuant to two partial consent decrees entered into in 1991 and 1992 with the U.S. and the State of California with respect to cleanup obligations at the Operating Industries site in Monterey Park, California. It is anticipated that there will be further remedial measures beyond those covered by these partial settlements.

   Baltimore, Maryland Site
   The Company entered into a consent decree with the U.S. and the State of Maryland in settlement of its obligations in connection with the Kane & Lombard Superfund Site in Baltimore, Maryland. The Company paid approximately $171,500 in 1995 as part of this settlement and may be required to pay additional cleanup costs.

   Kingsbury, Indiana Site
   The Company entered into a consent decree in 1991 with the U.S. and the State of Indiana for the remediation of the Fisher-Calo Superfund Site in Kingsbury, Indiana. To date, the Company has paid approximately $140,000 toward cleaning up the site. The Company anticipates that some additional remediation of the site will be required.

   Lemont, Illinois Site
   The Company has entered into consent decrees in 1988 and 1993 with the EPA and the Illinois EPA for the investigation and initial remediation of the Lenz Oil Superfund Site in Lemont, Illinois. The Company has paid approximately $79,000 toward this investigation and initial remediation. It is anticipated that further remedial measures will be required beyond those covered in these consent decrees.

   Wilmington, Delaware Site
   The Company entered into a consent decree in 1994 with the State of Delaware regarding the remedial investigation and feasibility study regarding the Wilmington, Delaware site, and anticipates entering into a consent decree to perform cleanup of the site.

Duval County, Florida
In addition to participating in remediation of sites owned by third parties, the Company in 1992 entered into an administrative consent order with the Florida Department of Environmental Regulation to carry out any necessary assessment and remediation of Company-owned property in Duval County, Florida that was formerly the site of a sawmill that dipped lumber into a chemical solution. Remediation of the site has begun. Management believes that the probable costs of this site, taken alone or with potential costs at other Company-owned properties where some contamination has been found, will not have a material adverse effect on its financial condition or results of operations.

New Jersey Industrial Site Recovery Act
In addition to other federal and state laws regarding hazardous substance contamination at sites owned or operated by the Company, the New Jersey Industrial Site Recovery Act ("ISRA") requires that a "Negative Declaration" or a "Cleanup Plan" be filed and approved by the New Jersey Department of Environmental Protection ("DEP") as a precondition to the "transfer" of an "industrial establishment." The ISRA regulations provide that a transferor may close a transaction prior to the DEP's approval of a negative declaration if the transferor enters into an administrative consent order with the DEP. The Company is currently a signatory to administrative consent orders with respect to two formerly leased or owned industrial establishments. Management believes that any requirements that may be imposed by the DEP with respect to these sites will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the registrant during the fourth quarter of 1996.




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

ITEM 6. SELECTED FINANCIAL DATA

(In millions, except statistical data)

                                       1996       1995        1994        1993       1992
Summary of Operations

Net sales                             $3,410     $4,093      $3,233      $2,947     $2,998
Cost of goods sold                     2,754      3,222       2,719       2,567      2,495
Gross profit                             656        871         514         380        503
Selling and administrative expenses      265        241         223         239        231
Restructuring charge                                                         96
Environmental and other charges                                              54
Income (loss) from operations            391        630         291          (9)       272
Interest expense, net                   (194)      (234)       (266)       (253)      (298)
Other, net                                (3)         7           3           4          2
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting changes           194        403          28        (258)       (24)
Provision for (benefit from)
  income taxes                            77        156          16         (83)        10
Income (loss) before
  extraordinary item and cumulative
  effect of accounting changes           117        247          12        (175)       (34)
Extraordinary item
  Loss from early extinguishment
    of debt, net of income tax benefit    (5)        (4)        (55)        (38)       (50)
Cumulative effect of accounting
  changes                                                                   (16)
Net income (loss)                     $  112     $  243      $  (43)     $ (229)    $  (84)


Other Financial Data
Net cash provided by operating
  activities                          $  397     $  411      $  149      $   78     $  146
Depreciation, depletion and
  amortization                           139        139         131         131        135
Capital investments and acquisitions     146        188         166         117        104
Working capital                           27         47          11          40        106
Property, plant, equipment and
  timberland, net                      1,729      1,714       1,686       1,636      1,497
Total assets                           2,688      2,783       2,759       2,597      2,436
Long-term debt, less current
  maturities                           1,934      2,111       2,392       2,619      2,503
Deferred income tax liability            363        328         208         232        160
Stockholders' deficit                   (375)      (487)       (730)     (1,058)      (829)


Statistical Data (tons in thousands)
Containerboard production (tons)        1,973      1,905       1,932       1,840      1,918
Boxboard and SBS production (tons)        774        773         767         744        745
Newsprint production (tons)               576        620         615         615        615
Corrugated shipments (billion sq. ft.)   30.0       29.4        30.8        29.4       28.1
Folding carton shipments (tons)           467        469         486         475        487
Fiber reclaimed and brokered (tons)     4,464      4,293       4,134       3,907      3,846
Timberland owned or leased
  (thousand acres)                        987        984         985         984        978
Number of employees                    15,800     16,200      16,600      17,300     17,800



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

Market conditions weakened in the second half of 1995 and early 1996 due to new capacity added within the industry, resulting in excess inventories and lower selling prices for containerboard and corrugated shipping containers. Many paper companies, including the Company, took downtime at their containerboard mills in the fourth quarter of 1995 and the first half of 1996 to reduce inventories. Linerboard prices, which had reached a record high of $535 per ton in 1995, dropped rapidly during this period, declining to approximately $330 per ton by July 1996. Improving demand in the second half of 1996, however, resulted in linerboard prices stabilizing by the end of 1996.

Increasing demand in newsprint markets during 1994 and 1995 resulted in an all-time record high level for prices of approximately $760 per metric ton in October 1995. Demand for newsprint began to decline in late 1995, however, as ad lineage dropped and conservation measures taken by newspaper publishers were implemented. As a result, excess inventories developed and selling prices for newsprint fell during 1996. Many newsprint producers, including the Company, took downtime at their newsprint mills during 1996 to reduce inventories. Although increases in newsprint consumption during the second half of 1996 slowed the decline, newsprint prices dropped to approximately $500 per metric ton by the end of 1996.

Reclaimed fiber is a major product of the Company and an important raw material of the Company's recycled paper mills. Due to increases in demand, the price of recycled fiber increased dramatically during 1994 and the early part of 1995, resulting in higher costs at the Company's recycled paper mills. However, the price of this material dropped in the second half of 1995 due to lower demand resulting from the significant amount of downtime taken by recycled paper mills throughout the country. Prices have remained relatively constant during 1996, having a beneficial effect on fiber cost at the Company's recycled paper mills as compared to 1995.

RESULTS OF OPERATIONS

SEGMENT DATA
(In millions)              1996                1995                  1994
                                                                        Income
                              Income              Income                (loss)
                     Net       from       Net      from        Net       from
                    sales   operations   sales  operations    sales   operations
Paperboard/
 Packaging
 Products          $3,087       $335     $3,706      $604       $2,974      $308
Newsprint             323         56        387        26          259       (17)
Total              $3,410       $391     $4,093      $630       $3,233      $291

1996 Compared to 1995
Net sales and income from operations declined in 1996 compared to record levels in 1995 due primarily to lower sales prices. Net sales were $3.4 billion, a decrease of 17% compared to 1995, and income from operations was $391 million, a decrease of 38% compared to 1995. Increases (decreases) in results for each of the Company's segments are discussed below.

(In millions)                                   1996 Compared to 1995
                                          Paperboard/
                                           Packaging
                                           Products    Newsprint     Total
Increase (decrease) due to:
 Sales prices and product mix                $(699)       $ (30)      $(729)
 Sales volume                                  117          (34)         83
 Acquisitions and new facilities                 4                        4
 Sold or closed facilities                     (41)                     (41)
Total net sales decrease                     $(619)       $ (64)      $(683)

Paperboard/Packaging Products Segment
Net sales of the Paperboard/Packaging Products segment decreased 17% compared to 1995 to $3.09 billion, and income from operations decreased $269 million compared to 1995 to $335 million. The decrease in net sales of this segment was primarily a result of significant reductions in sales prices for containerboard, corrugated shipping containers and reclamation products. Increases in volume partially offset the decline in net sales.
Profitability for this segment declined in 1996 compared to 1995 primarily due to the sales price declines, although the lower fiber prices resulted in lower cost in the Company's paperboard mills. Income from operations as a percent of net sales for the Paperboard/Packaging Products segment decreased from 16% in 1995 to 11% in 1996. The changes in net sales price and shipments within the major product groups of the Paperboard/Packaging Products segment are discussed below.

Net sales of containerboard and corrugated shipping containers declined $363 million to $1.59 billion, a decrease of 19% compared to 1995. On average, corrugated shipping container prices decreased 16% and containerboard prices decreased 28%, compared to 1995. On the other hand, shipments of corrugated shipping containers increased 2% and shipments of containerboard increased 4%, compared to 1995. Shipments of containerboard were higher primarily as a result of reduced mill downtime in 1996, as compared to 1995.

Net sales for the reclamation and timber products operations decreased $222 million to $281 million, a decrease of 44% compared to 1995. The decrease was due primarily to lower average prices for reclaimed fiber, which declined 54% compared to 1995.
Shipments of reclaimed fiber increased 4% compared to 1995.

Net sales of recycled boxboard, SBS and folding cartons were $895 million, a decrease of 2% compared to 1995. On average, recycled boxboard and SBS prices decreased 14% and 7%, respectively, and folding carton prices decreased 3% compared to 1995. Shipments of recycled boxboard and SBS increased 3% and 5%, respectively, and folding carton shipments decreased 1% compared to 1995.

Net sales of $144 million for uncoated recycled boxboard and industrial packaging products were 7% lower compared to 1995, primarily due to lower prices. Net sales of consumer packaging products declined 1% compared to 1995 to $174 million.

Newsprint Segment
Net sales of the Newsprint segment decreased 17% compared to 1995 to $323 million, and income from operations increased $30 million compared to 1995 to $56 million. The decrease in net sales was a result of sales prices, which, on average, dropped 8% compared to 1995, and lower shipments due to production curtailment. Shipments of newsprint were lower in 1996 by 8% compared to 1995. The impact of reduced sales prices and lower sales volume on profitability of the segment was partially offset by lower fiber cost. This segment's 1995 profitability was also impacted by a $25 million pretax charge for anticipated cost related to the exterior siding issue discussed below. Income from operations as a percent of net sales increased from 7% in 1995 to 17% in 1996.

Costs and Expenses
Cost of goods sold as a percent of net sales increased from 79% in 1995 to 81% in 1996 for the reasons explained above. Selling and administrative expenses as a percent of net sales increased from 6% in 1995 to 8% in 1996 due primarily to overall lower sales prices, higher personnel costs and inflationary increases in other costs.

In 1993, the Company recorded a pretax charge of $96 million for a restructuring program (the "Restructuring Program") to improve its long-term competitive position. The Restructuring Program provided for plant closures, asset write-downs, reductions in workforce, relocation of employees and consolidation of certain plant operations, expected to be completed over an approximate three year period. Major activities relating to the Restructuring Program in 1996 included payments of plant closure expenditures and severance of $6 million, offset by proceeds from sales of fixed assets of $3 million. Since 1993, the Company has written down the assets of closed facilities and other nonproductive assets totalling $39 million and made cash expenditures of $39 million relating to the Restructuring Program. Proceeds of $8 million from sales of fixed assets were used to offset additional expenses and anticipated expenses related to shutdowns. The remaining restructuring liability relates to closures and sales of certain facilities which were originally anticipated to be completed as of December 31, 1996 and are now expected to be completed during 1997. No significant adjustment to the reserve is anticipated at this time.

In the fourth quarter of 1995, the Company recorded a pretax charge totalling $25 million to implement a program of corrective action to address product quality matters and failure to follow proper manufacturing and internal procedures relating to production of exterior siding, a non-core product line of SNC. Based upon the experience to date, the Company believes the reserve is adequate.

Separately, in January 1997, SNC and certain manufacturers and distributors of mobile homes were named as defendants in a class action complaint filed in the state of South Carolina. The complaint alleges that exterior siding produced by SNC and used in mobile homes deteriorates when exposed to climate conditions found
in South Carolina.   The Company intends to vigorously defend the
action. The litigation is currently in the discovery stage and, at this time, the Company is unable to estimate its potential liability, if any, in connection with the matter.

At December 31, 1995, the Company decreased its weighted average discount rate in measuring its pension obligations from 8.5% to 7.25% and its rate of increase in compensation levels from 5.0% to 4.0%. In addition, the Company changed its expected long-term rate of return on assets from 10.0% to 9.5% at December 31, 1995. The net effect of changing these assumptions increased the projected benefit obligation at December 31, 1995 and increased pension cost in 1996 by approximately $14 million.

Interest expense for 1996 declined $40 million compared to 1995 due primarily to lower average debt levels outstanding and lower effective interest rates.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in the first quarter of 1996. The effect of such adoption was not material to the Company's financial statements. During 1996, the Company elected to early adopt the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1,
"Environmental Remediation Liabilities."   The effect of adopting
the provisions of SOP 96-1 was immaterial to the Company's financial statements.

The provision for income taxes in 1996 was $77 million compared to $156 million in 1995. The Company's effective tax rate of 39.7% in 1996 is comparable to the 1995 effective tax rate of 38.7%. In 1996, the Company utilized its net operating loss carryforwards for federal income tax purposes. Remaining net operating loss carryforwards for state income tax purposes of approximately $44 million expire in the years 1997 through 2009. JSC's federal income tax returns for 1989 through 1991 are currently under examination. While the ultimate results of such examination cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its financial condition or results of operations.


1995 COMPARED TO 1994
Price recovery coupled with productivity gains and cost reduction programs implemented in recent years provided record sales and earnings for the Company in 1995. Net sales were $4.1 billion, an increase of 27% over 1994, and income from operations was $630 million, more than double the 1994 amount. Increases (decreases) in sales for each of the Company's segments are discussed below.

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

Paperboard/Packaging Products Segment
Net sales of the Paperboard/Packaging Products segment increased
25% compared to 1994 to $3.71 billion, primarily as a result of sales prices and product mix.

Net sales of containerboard and corrugated shipping containers
increased 26% compared to  1994, to  $1.96 billion.   Corrugated
shipping container prices increased 28% on average compared to 1994. In view of the reduced demand in the second half of 1995, several of the Company's containerboard mills took downtime in order to reduce inventories. As a result of this downtime, shipments of containerboard in 1995 were down 2% compared to 1994. Shipments of corrugated shipping containers were down 4% compared to 1994.

Net sales of recycled boxboard, SBS and folding cartons increased 10% compared to 1994, to $916 million. Recycled boxboard prices increased during the first half of 1995 to cover higher reclaimed fiber cost, but declined later in the year in response to lower reclaimed fiber cost. On average, prices of recycled boxboard and SBS each rose 19% compared to 1994. Folding carton prices increased 9% on average compared to 1994. Shipments of recycled boxboard and SBS decreased 2% and shipments of folding cartons decreased by 3% compared to 1994.

Net sales for the reclamation and timber products operations increased 75% compared to 1994, to $503 million, due primarily to escalating prices of reclaimed fiber. Reclaimed fiber prices were higher by 62% on average compared to 1994 and shipments increased 4% compared to 1994.

Net sales of uncoated recycled boxboard and industrial packaging increased 18% compared to 1994, to $155 million, due primarily to higher prices. Net sales of consumer packaging increased 6% compared to 1994, to $176 million.

Newsprint Segment
Net sales of the Newsprint segment increased 49% compared to 1994, to $387 million, primarily as a result of sales prices and product mix.

Costs and Expenses
Cost of goods sold as a percent of net sales declined from 84% in 1994 to 79% in 1995. Selling and administrative expenses as a percent of net sales declined from 7% in 1994 to 6% in 1995. The sales price increases implemented during 1995 were the primary reason for the improvements in each of cost of goods sold and selling and administrative expenses as a percent of net sales.

Interest expense for 1995 declined $35 million compared to 1994 due primarily to lower average debt levels outstanding and lower effective interest rates. The lower average interest rate in 1995 resulted primarily from the retirement in December 1994 of the Company's high-yield subordinated debt in conjunction with the Company's 1994 Recapitalization.

The provision for income taxes in 1995 was $156 million compared to $16 million in 1994. The Company's effective tax rate of 38.7% in 1995 was substantially lower than the 1994 effective tax rate of 57.1%, primarily due to the effect of permanent differences from applying purchase accounting. As of December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $98 million (expiring in the year 2009), none of which were available for utilization against alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

General

Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for 1996 of $397 million and excess cash at the end of 1995 were used primarily to fund capital expenditures of $146 million and to reduce debt by $256 million.

JSC (U.S.) entered into a bank credit facility (the "1994 Credit Agreement") which consists of a $450 million revolving credit facility, of which up to $150 million may consist of letters of credit, a $900 million Tranche A Term Loan and a $300 million Tranche B Term Loan. In May 1996, the 1994 Credit Agreement was amended to allow an additional $100 million borrowing under the Tranche B Term Loan and $150 million borrowing under a newly created Tranche C Term Loan. The $250 million in new proceeds from these term loans was used to reduce scheduled installment payments of the Tranche A Term Loan. The 1994 Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, (iv) maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization and (v) maintenance of minimum interest coverage ratios. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The 1994 Credit Agreement imposes an annual limit on future capital expenditures of $150 million. The capital spending limit is subject to increase in any year by an amount equal to a portion of the Company's excess cash flow and an amount up to $75 million if the prior year's spending was less than the maximum amount allowed. The Company has a carryover of approximately $75 million for 1997. Because the Company has invested heavily in its core businesses in prior years, management believes the annual limitation for capital expenditures does not impair its plans for maintenance, expansion and continued modernization of its facilities.

The Company expects internally generated cash flows and existing financing resources will be sufficient for the next several years to meet its needs to pay interest, pay income taxes, amortize term loans and fund capital expenditures. Scheduled debt payments due in 1997 and 1998 are $10 million and $14 million, respectively, with increasing amounts thereafter. Capital expenditures for 1997 are estimated to be comparable to 1996. The Company expects to use any excess cash provided by operations to make further debt reductions. At December 31, 1996, the Company had $322 million of unused borrowing capacity under its 1994 Credit Agreement and $133 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC (U.S.)'s level of eligible accounts receivable.

The Company's earnings are significantly affected by the amount of interest on its indebtedness. The Company enters into interest rate swap and cap agreements to manage interest rate exposure on its indebtedness. Management's objective is to protect the Company from interest rate volatility and reduce or cap interest expense within acceptable levels of risk. In 1996, interest rate swap agreements with a notional value of $250 million and a cap agreement with a notional amount of $100 million expired. The table below shows interest rate swap agreements outstanding at December 31, 1996, the related maturities for the years thereafter and the contracted pay and receive rates for such agreements.

                                   Interest rate
                                     swaps at              Interest rate
                                    December 31,        swaps maturing in
 (In millions)                         1996                    1997

 Pay fixed interest rate swaps       $  233                  $ (233)
   Pay rate                           7.157%                  7.157%
   Receive rate                       5.659%


Environmental Matters

In 1993, the Company recorded a provision of $54 million, of which $39 million relates to environmental matters, representing asbestos and PCB removal, solid waste cleanup at existing and former operating sites and expenses for response costs at various sites where the Company has received notice that it is a PRP. The Company made payments of approximately $3 million, $9 million and $4 million related to PRP sites and other environmental cleanups in 1996, 1995 and 1994, respectively. The Company, as well as other companies in the industry, faces potential environmental liability related to various sites at which hazardous wastes have allegedly been deposited. The Company has received notice that it is or may be a PRP at a number of federal and state sites (the "Sites") where remedial action may be required. Because the laws that govern the cleanup of waste disposal sites have been construed to authorize joint and several liability, government agencies or other parties could seek to recover all response costs for any Site from any one of the PRPs for such Site, including the Company, despite the involvement of other PRPs. Although the Company is unable to estimate the aggregate response costs in connection with the remediation of all Sites, if the Company were held jointly and severally liable for all response costs at some or all of the Sites, it would have a material adverse effect on the financial condition and results of operations of the Company. However, joint and several liability generally has not in the past been imposed on PRPs, and based on such past practice, the Company's past experience and the financial conditions of other PRPs with respect to the Sites, the Company does not expect to be held jointly and severally liable for all response costs at any Site. Liability at waste disposal sites is typically shared with other PRPs, and costs generally are allocated according to relative volumes of waste deposited at a given Site. At most Sites, the waste attributed to the Company is a very small portion of the total waste deposited at the Site (generally significantly less than 1%). There are approximately seven Sites where final settlement has not been reached and where the Company's potential liability is expected to exceed de minimis levels. See Part I, Item 3, "Legal Proceedings - Environmental Matters" for discussion of the environmental exposure at the five Sites subject to pending CERCLA proceedings. Accordingly, the Company believes that its estimated total probable liability for response costs at the Sites was adequately reserved at December 31, 1996. Further, the estimate takes into consideration the number of other PRPs at each site, the identity, and financial position of such parties, in light of the joint and several nature of the liability, but does not take into account possible insurance coverage or other similar reimbursement.

Compliance with federal, state and local environmental requirements is a significant, on-going factor in the Company's business. It is difficult to predict with certainty the amount of capital expenditures that will be required to comply with future standards. The Company has averaged $10 million annually in capital expenditures related to environmental compliance over the last three years and estimates spending approximately $25 million in capital expenditures related to environmental compliance in 1997.
A significant amount of the increased expenditures in 1997 will be due to compliance with Clean Air Act requirements. In addition, the EPA's Cluster Rule, although not yet finalized, will require substantial expenditures to achieve compliance. In order to comply with the Cluster Rule as currently proposed, the Company estimates that it may require approximately $125 million to $150 million in capital expenditures over the next three to five years. The ultimate financial impact of the regulations cannot be predicted with certainty and will depend on several factors including the actual requirements imposed under the final rules, new developments in control process technology and cost inflation. Since the Company's competitors are, or will be, subject to comparable pollution standards, including the proposed Cluster Rule, management is of the opinion that compliance with future pollution standards will not adversely affect the Company's competitive position.

Effects of Inflation

In late 1994 and early 1995, the cost of many of the Company's base raw materials increased significantly due to strong demand and tight supply factors. During this period, the Company was able to increase selling prices, effectively offsetting the effects of the increased cost. During the latter part of 1995 and early 1996, the costs of such base raw materials declined and have remained relatively stable through the end of 1996. The Company uses the last-in, first-out method of accounting for approximately 80% of its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus provides a closer matching of revenue and expenses in periods of increasing costs. Inflationary increases in other operating costs were moderate and did not have a material impact on the Company's financial position or operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               Page No.

Index to Financial Statements:

     Management's Responsibility for Financial Statements. . . . . . . . 23
     Report of Independent Auditors. . . . . . . . . . . . . . . . . . . 24
     Consolidated balance sheets - December 31, 1996 and 1995. . . . . . 25
     For the years ended December 31, 1996, 1995 and 1994:
       Consolidated statements of operations . . . . . . . . . . . . . . 26
       Consolidated statements of stockholder's deficit. . . . . . . . . 27
       Consolidated statements of cash flows . . . . . . . . . . . . . . 28
     Notes to consolidated financial statements. . . . . . . . . . . . . 29

The following consolidated financial statement schedule of JSCE, Inc. is included in Item 14(a):

     Schedule II:  Valuation and Qualifying Accounts . . . . . . . . . . 57

All other schedules specified under Regulation S-X for JSCE, Inc.
have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of the Company is responsible for the information contained in the consolidated financial statements and in other parts of this report. The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include certain amounts based on management's best estimate and judgment.

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

The Audit Committee of the Board of Directors is composed of four directors who meet with the independent auditors, internal auditors and management to discuss specific accounting, reporting and internal control matters. Both the independent auditors and internal auditors have full and free access to the Audit Committee.




/s/Richard W. Graham
   Richard W. Graham
   President and Chief Executive Officer



/s/Patrick J. Moore
   Patrick J. Moore
   Vice President and Chief Financial Officer
   (Principal Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
JSCE, Inc.




We have audited the accompanying consolidated balance sheets of JSCE, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JSCE, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                             /s/Ernst & Young LLP
                                                Ernst & Young LLP

St. Louis, Missouri
January 22, 1997

                                   JSCE, Inc.
                           CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)


December 31,                                           1996             1995

ASSETS
Current assets
  Cash and cash equivalents                            $    12          $    27
  Receivables, less allowances of
    $9 in 1996 and 1995                                    279              339
  Inventories
    Work-in-process and finished goods                      81               85
    Materials and supplies                                 126              139
                                                           207              224
  Deferred income taxes                                     46               45
  Prepaid expenses and other current assets                  8                9
          Total current assets                             552              644

Net property, plant and equipment                        1,466            1,456

Timberland, less timber depletion                          263              258

Goodwill, less accumulated amortization of
  $50 in 1996 and $42 in 1995                              246              253
Other assets                                               161              172
                                                       $ 2,688          $ 2,783

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Current maturities of long-term debt                 $    10          $    81
  Accounts payable                                         290              290
  Accrued compensation and payroll taxes                    92              101
  Interest payable                                          30               37
  Other accrued liabilities                                103               88
          Total current liabilities                        525              597

Long-term debt, less current maturities                  1,934            2,111

Other long-term liabilities                                241              234

Deferred income taxes                                      363              328

Stockholder's deficit
  Common stock, par value $.01 per share;
    1,000 shares authorized and outstanding
  Additional paid-in capital                             1,102            1,102
  Retained earnings (deficit)                           (1,477)          (1,589)
       Total stockholder's deficit                        (375)            (487)
                                                       $ 2,688          $ 2,783

See notes to consolidated financial statements.

                                         JSCE, Inc.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In millions)


Year Ended December 31,                              1996            1995            1994


Net sales                                            $3,410          $4,093         $3,233
Costs and expenses
  Cost of goods sold                                  2,754           3,222          2,719
  Selling and administrative expenses                   265             241            223

    Income from operations                              391             630            291

Other income (expense)
  Interest expense, net                                (194)           (234)          (266)
  Other, net                                             (3)              7              3

    Income before income taxes and
       extraordinary item                               194             403             28

Provision for income taxes                               77             156             16

    Income before extraordinary item                    117             247             12

Extraordinary item
  Loss from early extinguishment of debt,
    net of income tax benefit of $3 in 1996,
    $2 in 1995 and $34 in 1994                           (5)             (4)           (55)


    Net income (loss)                                $  112          $  243         $  (43)


See notes to consolidated financial statements.

                                         JSCE, Inc.
                      CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                              (In millions, except share data)


                                     Common Stock
                                  Par        Number     Additional    Retained
                                 Value         of         Paid-In     Earnings
                                  $.01       Shares       Capital     (Deficit)

Balance at January 1, 1994        $           1,000         $  732     $(1,789)

Net loss                                                                   (43)

Capital contribution,
   net of related expenses                                     370


Balance at December 31, 1994                  1,000          1,102      (1,832)

Net income                                                                 243


Balance at December 31, 1995                  1,000          1,102      (1,589)

Net income                                                                 112



Balance at December 31, 1996      $           1,000         $1,102     $(1,477)

See notes to consolidated financial statements.

                                         JSCE, Inc.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In millions)

Year Ended December 31,                                     1996         1995         1994

Cash flows from operating activities
   Net income (loss)                                       $ 112        $ 243       $  (43)
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
      Extraordinary loss from early
         extinguishment of debt                                8            7           89
      Depreciation, depletion and amortization               139          139          131
      Amortization of deferred debt issuance costs            13           14           10
      Deferred income taxes                                   34          113          (21)
      Non-cash interest                                                                 19
      Non-cash employee benefit expense (income)              17           (7)          (9)
      Change in current assets and liabilities,
         net of effects from acquisitions
           Receivables                                        60          (22)         (73)
           Inventories                                        17           (4)          10
           Prepaid expenses and other current assets           2           (1)          (1)
           Accounts payable and accrued liabilities                       (61)          42
           Interest payable                                   (4)          (7)          (7)
           Income taxes                                        2           (1)           1
      Other, net                                              (3)          (2)           1
   Net cash provided by operating activities                 397          411          149

Cash flows from investing activities
   Property additions                                       (120)        (130)        (144)
   Timberland additions                                      (26)         (24)         (19)
   Investments in affiliates and acquisitions                             (34)          (3)
   Construction funds held in escrow                         (10)
   Proceeds from property and timberland
      disposals and sale of businesses                         6           10            4
   Net cash used for investing activities                   (150)        (178)        (162)

Cash flows from financing activities
   Capital contribution, net of related expenses                                       370
   Borrowings under bank credit facilities                   250                     1,372
   Borrowings under senior notes                                                       400
   Net borrowings (repayments) under accounts
      receivable securitization program                      (38)                       35
   Payments of long-term debt and related premiums          (481)        (284)      (2,073)
   Other increases in long-term debt                          13           20            4
   Deferred debt issuance costs                               (6)          (4)         (77)
   Net cash provided by (used for) financing activities     (262)        (268)          31

Increase (decrease) in cash and cash equivalents             (15)         (35)          18
Cash and cash equivalents
   Beginning of year                                          27           62           44
   End of year                                             $  12        $  27       $   62

See notes to consolidated financial statements.

                                   JSCE, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Tabular amounts in millions)


1.  Basis of Presentation

JSCE, Inc., hereafter referred to as the "Company," is a wholly-owned subsidiary of Jefferson Smurfit Corporation ("JSC"). JSC has no operations other than its investment in JSCE, Inc. On December 31, 1994, Jefferson Smurfit Corporation (U.S.), a wholly-owned subsidiary of the Company, merged into its wholly-owned subsidiary, Container Corporation of America ("CCA"), with CCA surviving and changing its name to Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)"). The Company has no operations other than its investment in JSC (U.S.). In 1994, JSC contributed 100% of the common stock of JSC (U.S.) to the Company. This transaction has been accounted for in a manner similar to a pooling of interests, and accordingly, the consolidated financial statements for all periods presented include the accounts of JSC (U.S.). Prior to May 4, 1994, 50% of the voting stock of JSC was owned by Smurfit Packaging Corporation ("SPC") and Smurfit Holdings B.V. ("SHBV"), indirect wholly-owned subsidiaries of Jefferson Smurfit Group plc ("JS Group"), a public corporation organized under the laws of the Republic of Ireland. The remaining 50% was owned by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II") and certain other investors.

In 1994, JSC completed a recapitalization plan (the "Recapitalization") to repay and refinance a substantial portion of its indebtedness. In connection with the Recapitalization, (i) JSC issued and sold 19,250,000 shares of common stock pursuant to a registered public offering at an initial public offering price of $13.00 per share, (ii) JS Group, through its wholly-owned subsidiary Smurfit International B.V. ("SIBV"), purchased an additional 11,538,462 shares of common stock for $150 million and
(iii) JSC (U.S.) issued and sold $300 million aggregate principal amount of unsecured 11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of unsecured 10.75% Series B Senior Notes due 2002 (the "1994 Senior Notes") pursuant to a registered public offering.

The deficit in stockholder's equity is primarily due to JSC's 1989 purchase of JSC (U.S.)'s common equity owned by JS Group and the acquisition by JSC (U.S.) of its common equity owned by MSLEF I, which were accounted for as purchases of treasury stock.

2.  Significant Accounting Policies

Nature of Operations: The Company's major operations are in paper products, newsprint production, recycling and consumer packaging. The Company's paperboard mills procure virgin and recycled fiber and produce paperboard for conversion into corrugated containers, folding cartons and industrial packaging at Company-owned facilities and third-party converting operations. Paper product operations customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. The Company's newsprint operations produce newsprint from virgin and recycled fiber primarily for the newspaper industry. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Consumer packaging produces labels and flexible packaging for use in industrial, medical and consumer product applications. Customers and operations are principally located in the United States. Credit is extended to customers based on an evaluation of their financial condition.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1996, cash and cash equivalents of $8 million are pledged as collateral for obligations associated with the accounts receivable securitization program (see Note 4).

Revenue Recognition: Revenue is recognized at the time products are shipped.

Inventories: Inventories are valued at the lower of cost or market, principally under the last-in, first-out ("LIFO") method except for $53 million in 1996 and $54 million in 1995 which are valued at the lower of average cost or market. First-in, first-out costs (which approximate replacement costs) exceed the LIFO value by $59 million and $84 million at December 31, 1996 and 1995, respectively.

Property, Plant and Equipment: Property, plant and equipment are carried at cost. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Estimated useful lives of papermill machines average 23 years, while major converting equipment and folding carton presses have estimated useful lives of 20 years.

In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption was immaterial to the Company's consolidated financial statements.

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

Income Taxes: The taxable income of the Company is included in the consolidated federal and state income tax returns filed by JSC.
The Company's income tax provisions are computed on a separate return basis and are paid to JSC.

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which provides for an asset and liability approach for accounting for income taxes. Under this approach, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (see Note 5).

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

Environmental Matters: The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company records a liability at the time when it is probable and can be reasonably estimated. Such liabilities are not discounted or reduced for potential recoveries from insurance carriers.

During 1996, the Company elected to early adopt the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities," which provides authoritative guidance on the recognition, measurement and disclosures of environmental remediation liabilities. The effect of adopting the provisions of SOP 96-1 was immaterial to the Company's financial statements.

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

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 1996 presentation.

3.  Property, Plant and Equipment

Property, plant and equipment at December 31 consists of:

                                                              1996       1995
Land                                                         $   61     $   60
Buildings and leasehold improvements                            280        268
Machinery, fixtures and equipment                             1,908      1,815
                                                              2,249      2,143
Less accumulated depreciation and amortization                  849        753
                                                              1,400      1,390
Construction in progress                                         66         66

       Net property, plant and equipment                     $1,466     $1,456

4.  Long-Term Debt

Long-term debt at December 31 consists of:

                                                              1996       1995
Tranche A term loan                                          $  312     $  708
Tranche B term loan                                             283        236
Tranche C term loan                                             141
Revolving loans                                                  55         55
Accounts receivable securitization program loans                179        217
1994 series A senior notes                                      300        300
1994 series B senior notes                                      100        100
1993 senior notes                                               500        500
Other                                                            74         76
                                                              1,944      2,192
Less current portion                                             10         81
                                                             $1,934     $2,111

Aggregate annual maturities of long-term debt at December 31, 1996 for the next five years are $10 million in 1997, $14 million in 1998, $100 million in 1999, $348 million in 2000 and $281 million in 2001.

1994 Credit Agreement
In connection with the Recapitalization, JSC (U.S.) entered into a bank credit facility (the "1994 Credit Agreement") which consists of a $450 million revolving credit facility (the "Revolving Credit Facility") of which up to $150 million may consist of letters of credit, a $900 million Tranche A Term Loan and a $300 million Tranche B Term Loan. During 1996, the 1994 Credit Agreement was amended to allow an additional $100 million borrowing under the Tranche B Term Loan and $150 million borrowing under a newly created Tranche C Term Loan. The $250 million in new proceeds from these term loans was used to reduce scheduled installment payments of the Tranche A Term Loan. The Tranche A Term Loan matures in various installments through 2001. The Tranche B and Tranche C Term Loans mature in various installments through 2002. The Revolving Credit Facility matures in 2001.

Outstanding loans under the Tranche A Term Loan and the Revolving Credit Facility bear interest at rates selected at the option of JSC (U.S.) equal to the alternate base rate ("ABR") plus .75% per annum or the adjusted LIBOR Rate plus 1.75% per annum (7.56% at December 31, 1996). Interest on outstanding loans under the Tranche B Term Loan is payable at a rate selected at the option of JSC (U.S.), equal to the prime rate plus 2% per annum or the adjusted LIBOR Rate plus 3% per annum (8.89% at December 31, 1996). Interest on the Tranche C Term Loan is payable at a rate selected at the option of the Company, equal to the prime rate plus 2.25% per annum or the adjusted LIBOR Rate plus 3.25% per annum (9.14% at December 31, 1996). ABR is defined as the highest of Chase Manhattan Bank's prime lending rate, 1/2 of 1% in excess of the Federal Funds Rate or 1% in excess of the base certificate of deposit rate. The Tranche A, B and C Term Loans and the Revolving Credit Facility may be prepaid at any time, in whole or in part, at the option of JSC (U.S.).

A commitment fee of .375% per annum is assessed on the unused portion of the Revolving Credit Facility. At December 31, 1996, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $322 million.

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

The 1994 Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, (iv) maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization and
(v) maintenance of minimum interest coverage ratios. The 1994 Credit Agreement also requires prepayments if JSC (U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities, or incurrence of certain indebtedness.

Accounts Receivable Securitization Program Loans
JSC (U.S.) has a $315 million accounts receivable securitization program (the "Securitization Program") which provides for the sale of certain of the Company's trade receivables to a wholly-owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"), which finances its purchases of eligible JSC (U.S.) receivables through the issuance of commercial paper or the proceeds of borrowings under a revolving liquidity facility and a term loan. In 1995, JS Finance borrowed $15 million under the term loan and may issue up to $300 million trade receivables-backed commercial paper or borrow up to $300 million under a revolving liquidity facility.

Under the Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents of $8 million and trade accounts receivable of $210 million, at December 31, 1996. Interest rates on borrowings under the Securitization Program are at a variable rate (5.72% at December 31, 1996). At December 31, 1996, $133 million was available for additional borrowing, subject to JSC (U.S.)'s level of eligible accounts receivable. Borrowings under the Securitization Program, which expires December 1999, have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

1994 Senior Notes
In connection with the Recapitalization, JSC (U.S.) issued and sold $300 million aggregate principal amount of unsecured 11.25% Series A Senior Notes due 2004 and $100 million aggregate principal amount of unsecured 10.75% Series B Senior Notes due 2002. The Series A Senior Notes are redeemable in whole or in part at the option of JSC (U.S.), at any time on or after May 1, 1999 with premiums of 5.625% and 2.813% of the principal amount if redeemed during the 12-month periods commencing May 1, 1999 and 2000, respectively. In addition, up to $100 million aggregate principal amount of Series
A Senior Notes is redeemable at 110% of the principal amount prior to May 1, 1997 in connection with certain stock issuances. The Series B Senior Notes are not redeemable prior to maturity.

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

1993 Senior Notes
In 1993, JSC (U.S.) issued $500 million of unsecured 9.75% Senior Notes (the "1993 Senior Notes") due 2003 which are not redeemable prior to maturity. The 1993 Senior Notes, which are unconditionally guaranteed on a senior basis by JSCE, Inc., rank pari passu with the 1994 Credit Agreement and the 1994 Senior Notes. The 1993 Senior Notes agreement contains business and financial covenants which are substantially less restrictive than those contained in the 1994 Credit Agreement and substantially similar to those contained in the 1994 Senior Notes agreement.

Holders of the 1993 Senior Notes have the right, subject to certain limitations, to require JSC (U.S.) to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change in control or in certain events, from proceeds of major asset sales, as defined.

Other Debt
Other long-term debt at December 31, 1996 is payable in varying installments through the year 2029. Interest rates on these obligations averaged approximately 8.39% at December 31, 1996.

Interest Rate Swap Agreements
The Company utilizes interest rate swap agreements to manage its interest rate exposure on long-term debt. At December 31, 1996, the Company has interest rate swap agreements with a notional amount of $233 million which effectively fix (for remaining periods up to one year) the interest rate on variable rate borrowings. The Company is currently paying a weighted average fixed interest rate of 7.16% and receiving a weighted average variable interest rate of 5.66%, calculated on the notional amount.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by the counterparties.

Other
Interest costs capitalized on construction projects in 1996, 1995 and 1994 totalled $3 million, $4 million and $4 million, respectively. Interest payments on all debt instruments for 1996, 1995 and 1994 were $186 million, $228 million and $247 million, respectively.

5.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                              1996        1995
Deferred tax liabilities:
  Property, plant and equipment and timberland                $396        $386
  Inventory                                                     13          11
  Prepaid pension costs                                         31          36
  Other                                                                    104101
     Total deferred tax liabilities                            544         534

Deferred tax assets:
  Employee benefit plans                                       102         100
  Net operating loss, alternative minimum tax and
     tax credit carryforwards                                   90         113
  Other                                                         53          49
     Total deferred tax assets                                 245         262
  Valuation allowance for deferred tax assets                  (18)        (11)
     Net deferred tax assets                                   227         251
     Net deferred tax liabilities                             $317        $283

Provision for income taxes before extraordinary item was as follows:

                                                    Year Ended December 31,
                                                   1996        1995       1994
Current
  Federal                                         $  41       $  38       $  1
  State and local                                     2           4          2
                                                     43          42          3
Deferred
  Federal                                            (1)        (12)        39
  State and local                                    (5)          2          4
  Net operating loss carryforwards                   40         124        (30)
                                                     34         114         13
                                                  $  77       $ 156       $ 16

At December 31, 1996, the Company has net operating loss carryforwards for state income tax purposes of approximately $44 million which expire in the years 1997 through 2009.

JSC's federal income tax returns for 1989 through 1991 are currently under examination. While the ultimate results of such examination cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate as a percentage of income before income taxes and extraordinary item is as follows:

                                                    Year Ended December 31,
                                                  1996        1995       1994
U.S. federal statutory rate                       35.0%       35.0%      35.0%
State and local taxes, net of
  federal tax benefit                             (1.5)        3.9       (4.8)
Permanent differences from applying
  purchase accounting                              4.1         3.2       23.7
Effect of valuation allowances on
  deferred tax assets, net of
  federal benefit                                  2.1        (3.4)       1.1
Other, net                                                                2.1
                                                  39.7%       38.7%      57.1%

The Company made income tax payments of $39 million, $41 million and $3 million in 1996, 1995 and 1994, respectively.

6.  Employee Benefit Plans

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

Assumptions used in the accounting for the defined benefit plans were:

                                                   1996       1995        1994
Weighted average discount rate                     7.75%      7.25%       8.5%
Rate of increase in compensation levels             4.5%       4.0%       5.0%
Expected long-term rate of return on assets         9.5%       9.5%      10.0%

The components of net pension expense (income) for the defined benefit plans and the total contributions charged to pension expense for the multi-employer plans follow:

                                                     Year Ended December 31,
                                                    1996       1995       1994
Defined benefit plans:
  Service cost-benefits earned during the period   $  16      $  13       $ 14
  Interest cost on projected benefit obligations      60         59         54
  Actual return on plan assets                      (131)      (155)        (8)
  Net amortization and deferral                       62         75        (71)
Multi-employer plans                                   2          2          2
Net pension expense (income)                       $   9      $  (6)      $ (9)

The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31 for the Company's defined benefit pension plans:

                                                              1996        1995
Actuarial present value of benefit obligations:
  Vested benefit obligations                                  $759        $781

  Accumulated benefit obligations                             $802        $820

Projected benefit obligations                                 $838        $857
Plan assets at fair value                                      926         845
Plan assets in excess of (less than)
  projected benefit obligations                                 88         (12)
Unrecognized net loss                                            8         119
Unrecognized net asset at December 31,
  being recognized over 14 to 15 years                         (17)        (21)
Net pension asset                                             $ 79        $ 86

Approximately 33% of plan assets at December 31, 1996 are invested in cash equivalents or debt securities and 67% are invested in equity securities. Equity securities at December 31, 1996 include 736,807 shares of JSC common stock with a market value of approximately $12 million and 25,904,227 shares of JS Group common stock having a market value of approximately $78 million. Dividends paid on JS Group common stock during 1996 were approximately $2 million.

Savings Plans
The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match, which is paid in JSC common stock, was 60% in 1996 and 50% in 1995 and 1994 of each participant's contributions up to an annual maximum. The Company's expense for the savings plans totalled $8 million, $6 million and $5 million in 1996, 1995 and 1994, respectively.

Postretirement Health Care and Life Insurance Benefits
The Company provides certain health care and life insurance benefits for all salaried and certain hourly employees. The Company has various plans under which the cost may be borne either by the Company, the employee or partially by each party. The Company does not currently fund these plans. These benefits are discretionary and are not a commitment to long-term benefit payments. The plans allow employees who retire on or after January 1, 1994 to become eligible for these benefits only if they retire after age 60 while working for the Company.

The following table sets forth the accumulated postretirement benefit obligation ("APBO") with respect to these benefits as of December 31:

                                                              1996        1995
Retirees                                                      $ 63        $ 56
Active employees                                                35          38
Total accumulated postretirement benefit obligation             98          94
Unrecognized net gain                                            3           6
Accrued postretirement benefit cost                           $101        $100

Net periodic postretirement benefit cost included the following components:

                                                              1996        1995
Service cost-benefits earned during the period                 $ 1         $ 1
Interest cost on accumulated postretirement
  benefit obligation                                             7           7
Net amortization                                                (1)         (1)
Net periodic postretirement benefit cost                       $ 7         $ 7


A weighted-average discount rate of 7.75% and 7.25% was used in determining the APBO at December 31, 1996 and 1995, respectively. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits ("health care cost trend rate") was 8.5%, with an annual decline of 1% until the rate reaches 4.25% in the year 2001. The effect of a 1% increase in the assumed health care cost trend rate would increase the APBO as of December 31, 1996 by $2 million and have no effect on the annual net periodic postretirement benefit cost for 1996.

7.  Related Party Transactions

Transactions with JS Group
Transactions with JS Group, its subsidiaries and affiliated companies were as follows:

                                                       Year Ended December 31,
                                                       1996      1995     1994

Product sales                                          $ 34     $ 44       $36
Product and raw material purchases                       64      108        71
Management services income                                5        4         4
Charges from JS Group for services provided                        1         1
Charges from JS Group for letter of credit,
  commitment fees and related expenses                                       3
Charges to JS Group for costs pertaining to
   the Fernandina No. 2 paperboard machine               54       57        54
Receivables at December 31                                3        3         4
Payables at December 31                                  10       13        11

Product sales to and purchases from JS Group, its subsidiaries and affiliates are consummated on terms generally similar to those prevailing with unrelated parties.

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

An affiliate of JS Group owns the No. 2 paperboard machine that is located in the Company's Fernandina Beach, Florida, paperboard mill (the "Fernandina Mill"). Pursuant to an operating agreement between the Company and the affiliate, the Company operates and manages the No. 2 paperboard machine and is compensated for its direct production and manufacturing costs and indirect manufacturing, selling and administrative costs incurred by the Company for the entire Fernandina Mill. The compensation is determined by applying various formulas and agreed-upon amounts to the subject costs. The amounts reimbursed to the Company are reflected as reductions of cost of goods sold and selling and administrative expenses in the accompanying consolidated statements of operations.

Transactions with Times Mirror
In July 1995, under the terms of a shareholder agreement, JSC (U.S.) acquired the remaining 20% minority interest of Smurfit Newsprint Corporation ("SNC") from The Times Mirror Company ("Times Mirror"). SNC supplies newsprint to Times Mirror at amounts which approximate prevailing market prices under the terms of a long-term agreement. The obligations of the Company and Times Mirror to supply and purchase newsprint are wholly or partially terminable upon the occurrence of certain defined events. Sales to Times Mirror for 1996, 1995 and 1994 were $165 million, $189 million and $113 million, respectively.

Transactions with Morgan Stanley & Co. Incorporated
In connection with the Recapitalization, Morgan Stanley & Co.
Incorporated in its capacity as underwriter of public equity and debt securities, received fees from the Company of $16 million in 1994.

8.  Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum lease payments at December 31, 1996 required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are $33 million in 1997, $25 million in 1998, $19 million in 1999, $14 million in 2000, $14 million in 2001 and $22 million thereafter.

Net rental expense was $50 million, $48 million and $46 million for 1996, 1995 and 1994, respectively.

9.  Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                       December 31,
                                              1996                 1995
                                        Carrying    Fair    Carrying    Fair
                                         Amount    Value     Amount     Value
Assets
  Cash and cash equivalents               $   12    $   12    $   27    $  27


Liabilities
  Long-term debt, including
     current maturities                    1,944     2,005     2,192     2,184
  Unrealized loss on interest
     rate swap agreements                      -         -         -         5

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the interest rate swap agreements is the estimated amount the Company would pay or receive, net of accrued interest expense, to terminate the agreements at December 31, 1996 and 1995, taking into account current interest rates and the current creditworthiness of the swap counterparties.

10.  Restructuring Program

During 1993, the Company initiated a restructuring program designed to improve its long-term competitive position. Since 1993, the Company has written down the assets of closed facilities and other nonproductive assets totalling $39 million and made cash expenditures of $39 million relating to direct expenses associated with plant closures, reductions in workforce, realignment and consolidation of various manufacturing operations. The remaining restructuring liability relates to closures and sales of certain facilities which were originally anticipated to be completed as of December 31, 1996 and are now expected to be completed during 1997. No significant adjustment to the reserve is anticipated at this time.

11.  Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.

The Company faces potential liability for response costs at various sites with respect to which the Company has received notice that it may be a potentially responsible party ("PRP") as well as contamination of certain Company-owned properties, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share. In determining the liability, the estimate takes into consideration the number of other PRP's at each site, the identity and financial condition of such parties and experience regarding similar matters.

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

In the fourth quarter of 1995, the Company recorded a pretax charge totalling $25 million to implement a program of corrective action to address product quality matters and failure to follow proper manufacturing and internal procedures relating to production of
exterior siding, a non-core product line of SNC.   Based upon the
experience to date, the Company believes the reserve is adequate.

Separately, in January 1997, SNC and certain manufacturers and distributors of mobile homes were named as defendants in a class action complaint filed in the state of South Carolina. The complaint alleges that exterior siding produced by SNC and used in mobile homes deteriorates when exposed to climate conditions found in South Carolina. The Company intends to vigorously defend the action. The litigation is currently in the discovery stage and, at this time, the Company is unable to estimate its potential liability, if any, in connection with the matter.

12.  Business Segment Information

The Company's principal lines of business are paperboard/packaging products and newsprint. The paperboard/packaging products segment includes the manufacture and distribution of containerboard, boxboard and solid bleached sulfate, corrugated containers, folding cartons, fiber partitions, papertubes and cores, labels and flexible packaging. The newsprint segment includes the manufacture and distribution of newsprint. A summary by business segment of net sales, income from operations, identifiable assets, capital expenditures and depreciation, depletion and amortization follows:

                                                    Year Ended December 31,
                                                   1996       1995       1994
Net sales
  Paperboard/packaging products                   $3,087     $3,706     $2,974
  Newsprint                                          323        387        259
                                                  $3,410     $4,093     $3,233
Income (loss) from operations
  Paperboard/packaging products                   $  335     $  604     $  308
  Newsprint                                           56         26        (17)
     Total income from operations                    391        630        291
Interest expense, net                               (194)      (234)      (266)
Other, net                                            (3)         7          3
Income before income taxes and
  extraordinary item                              $  194     $  403     $   28

Identifiable assets
  Paperboard/packaging products                   $2,189     $2,246     $2,211
  Newsprint                                          284        296        276
  Corporate assets                                   215        241        272
                                                  $2,688     $2,783     $2,759
Capital expenditures
  Paperboard/packaging products                   $  129     $  137     $  146
  Newsprint                                           17         17         17
                                                  $  146     $  154     $  163
Depreciation, depletion and amortization
  Paperboard/packaging products                   $  126     $  122     $  115
  Newsprint                                           13         17         16
                                                  $  139     $  139     $  131

Sales and transfers between segments are not material. Export sales are less than 10% of total sales. Corporate assets consist principally of cash and cash equivalents, deferred income taxes, deferred debt issuance costs and other assets which are not specific to a segment.

13.  Summarized Financial Information JSC (U.S.)

The following summarized financial information is presented for JSC (U.S.), a wholly-owned subsidiary of JSCE, Inc. No separate financial statements are presented for JSC (U.S.) because the financial statements of JSC (U.S.) are identical to those of JSCE, Inc. JSC (U.S.) is the borrower under the 1994 Credit Agreement and the issuer of the 1994 Senior Notes and the 1993 Senior Notes. These securities are guaranteed by JSCE, Inc.

Condensed Consolidated Balance Sheets

                                                               December 31,
                                                             1996         1995

Current assets                                             $   552     $   644
Property, plant and equipment and timberlands, net           1,729       1,714
Goodwill                                                       246         253
Other assets                                                   161         172
  Total assets                                             $ 2,688     $ 2,783

Current liabilities                                        $   525     $   597
Long-term debt                                               1,934       2,111
Other liabilities                                              604         562
Stockholder's deficit
  Common stock
  Additional paid-in capital                                 1,102       1,102
  Retained earnings (deficit)                               (1,477)     (1,589)
     Total stockholder's deficit                              (375)       (487)
  Total liabilities and stockholder's deficit              $ 2,688     $ 2,783


Condensed Consolidated Statements of Operations

                                                  Year Ended December 31,
                                                1996        1995        1994
Net sales                                      $3,410      $4,093      $3,233
Cost and expenses                               3,019       3,463       2,942
Interest expense, net                             194         234         266
Other income (expense), net                        (3)          7           3
Income before income taxes and
  extraordinary item                              194         403          28
Provision for income taxes                         77         156          16
Extraordinary item
  Loss from early extinguishment of
    debt, net of income tax benefits               (5)         (4)        (55)

Net income (loss)                              $  112      $  243      $  (43)

14.  Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                          First    Second     Third    Fourth
                                        Quarter   Quarter   Quarter   Quarter

1996
  Net sales                               $ 916     $ 844     $ 834     $ 816
  Gross profit                              205       155       151       145
  Income from operations                    138        92        86        75
  Income before extraordinary item           53        27        22        15
  Loss from early extinguishment
     of debt                                           (4)                 (1)
  Net income                                 53        23        22        14

1995
  Net sales                                $986    $1,083    $1,051      $973
  Gross profit                              187       228       245       211
  Income from operations                    126       165       185       154
  Income before extraordinary item           39        66        77        65
  Loss from early extinguishment
     of debt                                                     (3)       (1)
  Net income                                 39        66        74        64

                       THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth the names and ages of the directors of the Company.

                              Name               Age
                        Leigh J. Abramson         28
                        Donald P. Brennan         56
                        Alan E. Goldberg          42
                        Richard W. Graham         62
                        James S. Hoch             36
                        G. Thompson Hutton        41
                        Howard E. Kilroy          61
                        Michael W.J. Smurfit      60
                        James E. Terrill          63
                        James R. Thompson         60

The Board of Directors currently consists of ten directors. The directors are classified into three groups: four directors having terms expiring in 1997, including Messrs. Brennan, Hoch, Smurfit and Terrill; three directors having terms expiring in 1998, including Messrs. Abramson, Graham and Hutton; and three directors having terms expiring in 1999, including Messrs. Goldberg, Kilroy and Thompson.

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of the Company.

Name                   Age      Position
Robert P. Breimeier     53      Vice President - Transportation and
                                Logistics
Janet R. Carl           36      Vice President - Environmental Affairs
James P. Davis          41      Vice President and General Manager -
                                Consumer Packaging Division
James D. Duncan         55      Vice President and General Manager -
                                Industrial Packaging Division
John R. Funke           55      Vice President
Richard J. Golden       54      Vice President - Purchasing
Richard W. Graham       62      President and Chief Executive Officer
Michael F. Harrington   56      Vice President - Human Resources
Charles A. Hinrichs     43      Vice President and Treasurer
Jay D. Lamb             49      Vice President and General Manager -
                                SNC
F. Scott Macfarlane     51      Vice President and General Manager -
                                Folding Carton and Boxboard Mill
                                Division
Lyle L. Meyer           60      Vice President - Pension and Group
                                Benefits
Patrick J. Moore        42      Vice President and Chief Financial
                                Officer
Thomas A. Pagano        50      Vice President - Planning
Eric Priestley          54      Executive Vice President and Chief
                                Operating Officer
Michael W.J. Smurfit    60      Chairman of the Board and Director
David C. Stevens        62      Vice President and General Manager -
                                Smurfit Recycling Company
John E. Straw           54      Vice President - Corporate Sales and
                                Marketing
Michael E. Tierney      48      Vice President, General Counsel and
                                Secretary
William N. Wandmacher   54      Vice President and General Manager
                                - Containerboard Mill Division
Gary L. West            54      Vice President and General Manager -
                                Container Division

Biographies

Leigh J. Abramson was named to the Board of Directors of the Company in January 1997. Mr. Abramson joined Morgan Stanley & Co. Incorporated ("MS&Co.") in 1990 and is a Senior Associate in MS&Co.'s Merchant Banking Division. He is a Vice President of Morgan Stanley Capital Partners III, Inc. ("MSCP III, Inc.") and Morgan Stanley Leveraged Equity Fund II, Inc. ("MSLEF II, Inc."), which is the general partner of The Morgan Stanley Leveraged Equity Fund, L.P. ("MSLEF II"). Mr. Abramson also serves as a director of PageMart Wireless, Inc., PageMart, Inc. and Silgan Holdings Inc.

Robert P. Breimeier was appointed Vice President - Transportation and Logistics in December 1996. He was Director of Operations - Transportation and Logistics from September 1995 to December 1996 and Director of Corporate Planning from December 1994 to September 1995. Prior to that, he held various managerial positions since joining the Company in 1966, including Vice President and General Manager of Coated Recycled Boxboard Mills from April 1989 until reassignment to Corporate Planning.

Donald P. Brennan has been a Director of the Company since 1989. Mr. Brennan is an Advisory Director of MS&Co. He was a Managing Director of MS&Co. from 1984 to February 1996, responsible for MS&Co.'s Merchant Banking Division. Mr. Brennan also serves as Director of Fort Howard Corporation, ICT Group, Inc. and SITA Telecommunications Holdings N.V.

Janet R. Carl was named Vice President - Environmental Affairs in
August 1996. She joined the Company in August 1995 as environmental counsel. Previously, she was employed as an attorney with Mayor, Day, Caldwell and Keeton in Houston, Texas.

James P. Davis has been Vice President and General Manager -
Consumer Packaging Division since November 1995.  He served as
Division Director of Operations from August 1995 to November 1995. Prior to that, he held various management positions in the Container Division since joining the Company in 1977.

James D. Duncan was appointed Vice President and General Manager - Industrial Packaging Division in October 1996. He was Vice President and General Manager, Converting Operations - Industrial Packaging Division from April 1994 to October 1996 and served as General Manager, Converting Operations - Industrial Packaging Division from February 1993 to April 1994. Prior to that, he was President and Chief Executive Officer of Sequoia Pacific Systems, an affiliate of the Company, that he joined in August 1989.

John R. Funke has been a Vice President since April 1989.  He was
Chief Financial Officer from April 1989 to October 1996. Mr. Funke will retire from the Company at the end of April 1997.

Alan E. Goldberg has been a Director of the Company since 1989. He has been a Managing Director of MS&Co. since January 1988, is co-head of MS&Co.'s Merchant Banking Division and is a Vice Chairman of MSLEF II, Inc., which is the general partner of MSLEF II, and of MSCP III, Inc. Mr. Goldberg also serves as Director of CIMIC Holdings Limited, Cat Limited, Hamilton Services Limited, Amerin Corporation and Amerin Guaranty Corporation, Direct Response Corporation and several private companies.

Richard J. Golden has been Vice President - Purchasing since
January 1985 and was Director of Corporate Purchasing from October 1981 to January 1985. In January 1994, he was assigned responsibility for world-wide purchasing for JS Group.

Richard W. Graham was named President and Chief Executive Officer of the Company in January 1997. He was President of the Company from July 1996 to December 1996. He served as Senior Vice President from February 1994 to July 1996. Prior to that, he held various positions in the Folding Carton and Boxboard Mill Division, including Vice President and General Manager from February 1991 to January 1994.

Michael F. Harrington has been Vice President - Human Resources since January 1992. Prior to joining the Company, he was Corporate Director of Labor Relations/Safety and Health with Boise Cascade
Corporation for more than 5 years.

Charles A. Hinrichs has been Vice President and Treasurer since April 1995. Prior to joining the Company, he was employed by The Boatmen's National Bank of St. Louis for 13 years, where most recently he was Senior Vice President and Chief Credit Officer.

James S. Hoch was named to the Board of Directors of the Company in February 1997. Mr. Hoch joined MS&Co. in 1986 and is a Principal in MS&Co.'s Merchant Banking Division. He is a Vice President of MSCP III, Inc. and MSLEF II, Inc., which is the general partner of MSLEF II. He also serves as a director of Kabelmedia Holding GmbH, Nordic Aluminum, Inc., SITA Telecommunications Holdings, N.V. and Shuttleway.

G. Thompson Hutton was elected to the Board of Directors in December 1994. Mr. Hutton has been President and Chief Executive Officer of Risk Management Solutions, Inc., an information services company based in Menlo Park, California, since 1991. Prior to that, he was a management consultant with McKinsey & Company, Inc. from 1986 to 1991. He also serves as a Trustee of Colorado Outward Bound School.

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

Jay D. Lamb was appointed Vice President and General Manager of SNC in May 1996. He was Director of Operations of SNC from May 1995 to May 1996. Prior to that, he held various accounting and managerial positions with SNC since joining the Company in 1970.

F. Scott Macfarlane has been Vice President and General Manager - Folding Carton and Boxboard Mill Division since November 1995. He served as Vice President and General Manager of the Folding Carton Division from December 1993 to November 1995. Prior to that, he held various managerial positions within the Folding Carton Division since joining the Company in 1971.

Lyle L. Meyer has been Vice President - Pension and Group Benefits since April 1989. He served as President of Smurfit Pension and
Insurance Services Company ("SPISCO") from 1982 until 1992, when
SPISCO was merged into the Company.

Patrick J. Moore was named Vice President and Chief Financial Officer of the Company in October 1996. He was Vice President and General Manager - Industrial Packaging Division from December 1994 to October 1996. He served as Vice President and Treasurer from February 1993 to December 1994 and was Treasurer from October 1990 to February 1993. He joined the Company in 1987 as Assistant Treasurer.

Thomas A. Pagano was named Vice President - Planning in May 1996. He was Director of Corporate Planning from September 1995 to May 1996. Prior to that, Mr. Pagano held various managerial positions within the Company's Container Division, including Area Regional General Manager from January 1994 to September 1995.

Eric Priestley joined the Company in August 1996 as Executive Vice President and Chief Operating Officer. Prior to that, he was President and Chief Executive Officer of Rexam, Inc., a U.S. producer of packaging, print and coated products and a subsidiary of Rexam plc.

Michael W.J. Smurfit has been Chairman and Chief Executive Officer of JS Group since 1977 and has been Chairman of the Board of the Company since 1989. He was Chief Executive Officer of the Company prior to July 1990.

David C. Stevens has been Vice President and General Manager -
Smurfit Recycling Company since January 1993. Prior to that, he was General Sales Manager for Smurfit Recycling Company since joining the Company in 1987.

John E. Straw has been Vice President - Corporate Sales and Marketing since May 1996. Mr. Straw has held various managerial positions in the Folding Carton and Boxboard Mill Division since joining the Company in 1969, including General Manager, National Account Sales from May 1995 to May 1996.

James E. Terrill has been Vice Chairman of the Board since February 1997 and a Director of the Company since 1994. He was Chief Executive Officer from July 1996 to December 1996 and President and Chief Executive Officer from February 1994 to July 1996. He served as Executive Vice President - Operations from August 1990 to February 1994. He also served as President of SNC from February 1986 to February 1993.

James R. Thompson was elected to the Board of Directors in July 1994. He is Chairman of the Executive Committee and a Partner of Winston & Strawn, a law firm that regularly represents the Company on numerous matters. He served as Governor of the State of Illinois from 1977 to 1991. Mr. Thompson also serves as a Director of FMC Corporation, the Chicago Board of Trade, International Advisory Council of the Bank of Montreal, Prime Retail, Inc., American National Can Corporation, National Council on Compensation Insurance, Hollinger International, Inc., Union Pacific Resources, Inc. and The Japan Society (N.Y.).

Michael E. Tierney has been Vice President, General Counsel and
Secretary since January 1993.  Prior to that he served as Senior
Counsel and Assistant Secretary since joining the Company in 1987.

William N. Wandmacher has been Vice President and General Manager -
 Containerboard Mill Division since January 1993. He served as Division Vice President - Medium Mills from October 1986 to January 1993. Prior to that, he held various positions in production, plant management and planning since joining the Company in 1966.

Gary L. West was named Vice President and General Manager - Container Division in October 1996. He was Vice President of Operations for Container Division from May 1996 to October 1996. Mr. West was Vice President - Sales and Marketing from December 1994 to May 1996. Prior to that, he held various management positions in the Container, Consumer Packaging and Industrial Packaging Divisions since joining the Company in 1980, including Vice President and General Manager - Industrial Packaging Division from October 1992 to December 1994.

ITEM 11.  EXECUTIVE COMPENSATION

The information required in response to this item is set forth under the captions "Executive Compensation," "Report of the Compensation Committee on Executive Compensation" and "Appointment Committee Interlocks and Insider Participation" in JSC's proxy statement in connection with the Annual Meeting of Stockholders to be held on May 1, 1997, which will be filed with the Securities and Exchange Commission on or before March 31, 1997 (the "JSC Proxy Statement"), and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

All of the outstanding JSC (U.S.) Common Stock is owned by JSCE, and all of the outstanding JSCE Common Stock is owned by JSC.

Additional information required in response to this item is set forth under the caption "Principal Stockholders" in the JSC Proxy
Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is set forth under the caption "Certain Transactions" in the JSC Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) (1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item are included in
       Item 8.
       (3)  Exhibits.
 3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to JSCE's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
 3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to JSCE's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
 4.1 Indenture for the Series A 1994 Senior Notes (incorporated by reference to Exhibit 4.1 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
 4.2 Indenture for the Series B 1994 Senior Notes (incorporated by reference to Exhibit 4.2 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
 4.3 Indenture for the 1993 Senior Notes (incorporated by reference to Exhibit 4.4 to JSC's Registration Statement on Form S-1 (File No. 33-75520)).
 4.4 First Supplemental Indenture to the 1993 Senior Note Indenture (incorporated by reference to Exhibit 4.5 to JSC's Registration Statement on Form S-1 (File No. 33-75520)).
10.1 Second Amended and Restated Organization Agreement, as of August 26, 1992, among SIBV, MSLEF II, SIBV/MS Holdings, Inc., JSC, Container Corporation of America ("CCA") and MSLEF II, Inc. (incorporated by reference to Exhibit 10.1(d) to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended September 30, 1992).
10.2(a) Stockholders Agreement among JSC, SIBV, MSLEF II and certain related entities (incorporated by reference to Exhibit 10.2 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
10.2(b) First Amendment to Stockholders Agreement, dated as of January 13, 1997, among SIBV, MSLEF II, JSC and certain related entities (incorporated by reference to Exhibit 10.2(b) to JSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.3 Registration Rights Agreement among JSC, MSLEF II and SIBV (incorporated by reference to Exhibit 10.3 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
10.4 Subscription Agreement among JSC, JSC (U.S.), CCA and SIBV (incorporated by reference to Exhibit 10.4 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1994).
10.5(a) Restated Newsprint Agreement, dated January 1, 1990, by and between SNC and The Times Mirror Company (incorporated by reference to Exhibit 10.39 to JSC (U.S.)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990). Portions of this exhibit have been excluded pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
10.5(b) Amendment No. 1 to the Restated Newsprint Agreement (incorporated by reference to Exhibit 10.6(b) to JSC's Registration Statement on Form S-1 (File No. 33-75520)).
10.6 Operating Agreement, dated as of April 30, 1992, by and between CCA and Smurfit Paperboard, Inc. (incorporated by reference to Exhibit 10.42 to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended March 31,
           1992).
10.7 JSC (U.S.) Deferred Compensation Plan as amended (incorporated by reference to Exhibit 10.7 to JSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.8 JSC (U.S.) Management Incentive Plan (incorporated by reference to Exhibit 10.10 to JSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.9 Jefferson Smurfit Corporation (U.S.) 1994 Long-Term Incentive Plan (incorporated by reference to Exhibit
           10.13 to JSC's Registration Statement on Form S-1 (File
           No. 33-75520)).
10.10 Rights Agreement, dated as of April 30, 1992, among CCA, Smurfit Paperboard, Inc. and Bankers Trust Company, as collateral trustee (incorporated by reference to Exhibit
           10.43 to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended March 31, 1992).
10.11(a) 1992 SIBV/MS Holdings, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.48 to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended September 30, 1992).
10.11(b) Amendment No. 1 to 1992 SIBV/MS Holdings, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.16(b) to the Company's Registration Statement on Form S-1 (File No. 33-75520)).
10.12(a) Credit Agreement, amended and restated as of May 17, 1996, among JSC, JSCE, JSC (U.S.) and the banks parties thereto (incorporated by reference to Exhibit 10.1 to JSC's quarterly report on Form 10-Q for the quarter ended June 30, 1996).
10.12(b) Amendment Agreement dated as of May 17, 1996 among JSC, JSCE, JSC (U.S.), SNC and the banks parties thereto (incorporated by reference to Exhibit 10.2 to JSC's quarterly report on Form 10-Q for the quarter ended June 30, 1996).
10.13(a) Term Loan Agreement dated as of February 23, 1995 among JSC Finance and Bank Brussels Lambert, New York Branch (incorporated by reference to Exhibit 10.1 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
10.13(b) Depositary and Issuing and Paying Agent Agreement (Series A Commercial Paper) as of February 23, 1995 (incorporated by reference to Exhibit 10.2 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
10.13(c) Depositary and Issuing and Paying Agent Agreement (Series B Commercial Paper) as of February 23, 1995 (incorporated by reference to Exhibit 10.3 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
10.13(d) Receivables Purchase and Sale Agreement dated as of February 23, 1995 among JSC (U.S.), as the Initial Servicer and JS Finance, as the Purchaser (incorporated by reference to Exhibit 10.4 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
10.13(e) Termination and Reassignment Agreement dated as of March 3, 1995 among JS Finance, JSC (U.S.), Emerald Funding Corporation and Bankers Trust Company (incorporated by reference to Exhibit 10.5 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
10.13(f) Liquidity Agreement dated as of February 23, 1995 among JS Finance, the Financial Institutions parties hereto as Banks, Bankers Trust Company, as Facility Agent and Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.6 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
10.13(g) Commercial Paper Dealer Agreement dated as of February 23, 1995 among BT Securities Corporation, Morgan Stanley & Co. Incorporated, JSC (U.S.) and JS Finance (incorporated by reference to Exhibit 10.7 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).

10.13(h) Addendum dated March 6, 1995 to Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.8 to JSC's quarterly report on Form 10-Q for the quarter ended March 31, 1995).
10.14(a) First Omnibus Amendment dated as of March 31, 1996 among JSC (U.S.), JSFC and the banks parties thereto (incorporated by reference to Exhibit 10.3 to JSC's quarterly report on Form 10-Q for the quarter ended June 30, 1996).
10.14(b) Affiliate Receivables Sale Agreement dated as of March 31, 1996 between SNC and JSC (incorporated by reference to Exhibit 10.4 to JSC's quarterly report on Form 10-Q for the quarter ended June 30, 1996).
10.15 Consulting Agreement dated as of October 24, 1996 by and between James E. Terrill and JSC (U.S.) (incorporated by reference to Exhibit 10.15 to JSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.16 Engagement letter dated August 1, 1996 between Mr. Eric Priestley and JSC (incorporated by reference to Exhibit
           10.16 to JSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
18.1 Letter regarding change in accounting for pension plans (incorporated by reference to Exhibit 18.1 to JSC (U.S.)'s quarterly report on Form 10-Q for the quarter ended September 30, 1993).
21.1       Subsidiaries of the Company.
24.1       Powers of Attorney (incorporated by reference to Exhibit
           24.1 to JSC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
25.1 Statement on Form T-1 of the eligibility of NationsBank of Georgia, National Association, as Trustee under the 1993 Senior Note Indenture (incorporated by reference to
           Exhibit 25.1 to JSC (U.S.)/CCA's Registration Statement on Form S-2 (File No. 33-58348)).
27.1       Financial Data Schedule.

(b)        Report on Form 8-K.
           The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE     February 26, 1997                 JSCE, Inc.
                                         (Registrant)

                          BY           /s/ Patrick J.Moore
                                           Patrick J. Moore
                                          Vice President and
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

      SIGNATURE                       TITLE                            DATE

                            *         Chairman of the Board
    Michael W. J. Smurfit             and Director

                            *         President, Chief Executive Officer
    Richard W. Graham                 and Director (Principal
                                      Executive Officer)

/s/ Patrick J.Moore                   Vice President and    February 26, 1997
    Patrick J.Moore                   Chief Financial Officer
                                      (Principal Accounting Officer)

                            *         Director
    Leigh J. Abramson

                            *         Director
    Donald P. Brennan

                            *         Director
    Alan E. Goldberg

                            *         Director
    James S. Hoch

                            *         Director
    G. Thompson Hutton

                            *         Director
    Howard E. Kilroy

                            *         Director
    James E. Terrill

                            *         Director
    James R. Thompson


* By /s/ Patrick J. Moore    , pursuant to Powers of Attorney filed
         Patrick J. Moore      as a part of the Form 10-K.
     As Attorney in Fact

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

   Year ended December 31, 1996
   Allowance for doubtful accounts    $  9         $  5        $          $  5        $  9

   Year ended December 31, 1995
   Allowance for doubtful accounts    $  9         $  1        $          $  1        $  9

   Year ended December 31, 1994
   Allowance for doubtful accounts    $  9         $  1        $          $  1        $  9


<fn1>  Uncollectible accounts written off, net of recoveries.