Form 10-Q
period 1997-06-30
JSCE INC
filed 1997-07-31
CIK 727742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended June 30, 1997
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

                               (314) 746-1100
              (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      As of June 30, 1997, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JSCE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In millions)
                                  (Unaudited)

                                              Three months ended     Six months ended
                                                   June 30,               June 30,
                                             1997        1996       1997       1996

Net sales                                   $ 785       $ 844    $ 1,563    $ 1,760

Costs and expenses
  Cost of goods sold                          676         689      1,351      1,400
  Selling and administrative expenses          65          63        129        130

    Income from operations                     44          92         83        230

Interest expense, net                         (47)        (48)       (94)       (99)



    Income (loss) before income taxes and
      extraordinary item                       (3)         44        (11)       131

Provision for income taxes                      1          17                    51

    Income (loss) before extraordinary item    (4)         27        (11)        80

Extraordinary item
  Loss from early extinguishment of debt,
    net of income tax benefits                             (4)                   (4)

    Net income (loss)                       $  (4)      $  23     $  (11)   $    76

See notes to consolidated financial statements.

                                      JSCE, Inc.
                             CONSOLIDATED BALANCE SHEETS
                          (In millions, except share data)

                                                          June 30,          December 31,
                                                            1997                1996
                                                        (unaudited)
Assets
Current assets
  Cash and cash equivalents                              $    10             $    12
  Receivables, less allowances of
    $9 in 1997 and 1996                                      281                 279
  Refundable income taxes                                      9                   1
  Inventories
    Work-in-process and finished goods                        86                  81
    Materials and supplies                                   121                 126
                                                             207                 207
  Deferred income taxes                                       42                  46
  Prepaid expenses and other current assets                    4                   7
    Total current assets                                     553                 552

Net property, plant and equipment                          1,489               1,466

Timberland, less timber depletion                            259                 263

Goodwill, less accumulated amortization of
  $54 in 1997 and $50 in 1996                                243                 246
Other assets                                                 151                 161
                                                         $ 2,695             $ 2,688

Liabilities and Stockholder's Deficit
Current liabilities
  Current maturities of long-term debt                   $     9             $    10
  Accounts payable                                           293                 290
  Accrued compensation and payroll taxes                      88                  92
  Interest payable                                            25                  30
  Other accrued liabilities                                   92                 103
    Total current liabilities                                507                 525

Long-term debt, less current maturities                    1,981               1,934

Other long-term liabilities                                  231                 241

Deferred income taxes                                        362                 363

Stockholder's deficit
  Common stock, par value $.01 per share;
    1,000 shares authorized and outstanding
  Additional paid-in capital                               1,102               1,102
  Retained earnings (deficit)                             (1,488)             (1,477)
    Total stockholder's deficit                             (386)               (375)
                                                         $ 2,695             $ 2,688

See notes to consolidated financial statements.

                                        JSCE, Inc.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                            1997        1996

Cash flows from operating activities
  Net income (loss)                                       $  (11)     $   76
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
    Extraordinary loss from early extinguishment of debt                   7
    Depreciation, depletion and amortization                  71          67
    Amortization of deferred debt issuance costs               6           7
    Deferred income taxes                                      3          12
    Non-cash employee benefit expense                          4           6
    Change in current assets and liabilities,
      net of effects from acquisitions
        Receivables                                           (3)         31
        Inventories                                            1          29
        Prepaid expenses and other current assets              3           2
        Accounts payable and accrued liabilities             (19)          5
        Interest payable                                      (6)         (7)
        Income taxes payable                                  (9)          1
    Other, net                                                (3)         (4)
  Net cash provided by operating activities                   37         232

Cash flows from investing activities
  Property additions                                         (72)        (54)
  Timberland additions                                        (7)        (11)
  Construction funds held in escrow                            6          (9)
  Acquisition of businesses, net of cash acquired             (9)
  Proceeds from property and timberland disposals              3           5
  Net cash used for investing activities                     (79)        (69)

Cash flows from financing activities
  Net borrowings (repayments) under accounts
    receivable securitization program                          4         (14)
  Proceeds from long-term borrowings                                     260
  Net borrowing (repayment) of long-term debt                 36        (418)
  Deferred debt issuance costs                                            (6)
  Net cash provided by (used for) financing activities        40        (178)

Decrease in cash and cash equivalents                         (2)        (15)
Cash and cash equivalents
  Beginning of period                                         12          27
  End of period                                           $   10      $   12

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

2. Summarized Financial Information of JSC (U.S.)

Condensed consolidated balance sheets:
                                                         June 30,     December 31,
                                                           1997           1996

Current assets                                          $   553        $   552
Property, plant and equipment and timberlands, net        1,748          1,729
Goodwill                                                    243            246
Other assets                                                151            161
  Total assets                                          $ 2,695        $ 2,688

Current liabilities                                     $   507        $   525
Long-term debt                                            1,981          1,934
Other liabilities                                           593            604
Stockholder's deficit
  Common stock
  Additional paid-in capital                              1,102          1,102
  Retained earnings (deficit)                            (1,488)        (1,477)
    Total stockholder's deficit                            (386)          (375)
  Total liabilities and stockholder's deficit           $ 2,695        $ 2,688

Condensed consolidated statements of operations:

                                      Three months ended       Six months ended
                                            June 30,                June 30,
                                       1997         1996        1997       1996

Net sales                             $ 785        $ 844      $ 1,563    $ 1,760
Costs and expenses                      741          752        1,480      1,530
Interest expense, net                    47           48           94         99
Income (loss) before income taxes and
  extraordinary item                     (3)          44          (11)       131
Provision for income taxes                1           17                      51
Extraordinary item
  Loss from early extinguishment of
    debt, net of income tax benefits                  (4)                     (4)

  Net income (loss)                   $  (4)       $  23      $   (11)   $    76

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

(In millions)                         Three months ended     Six months ended
                                           June 30,              June 30,
                                        1997       1996       1997       1996
Net sales
  Paperboard/Packaging Products        $ 709       $ 770     $1,420     $1,591
  Newsprint                               76          74        143        169
  Total net sales                      $ 785       $ 844     $1,563     $1,760


Income from operations
  Paperboard/Packaging Products        $  37       $  73     $   76     $  185
  Newsprint                                7          19          7         45
  Total income from operations         $  44       $  92     $   83     $  230

Net sales for the Company for the three months ended June 30, 1997 were $785 million, a decline of 7% compared to last year and, for the six months ended June 30, 1997, were $1,563 million, a decline of 11% compared to last year. Income from operations for the Company declined to $44 million for the three months ended June 30, 1997 and to $83 million for the six months ended June 30, 1997.
The net sales impact of the changes in price and product mix, shipment volumes, new plants and closed operations are shown in the chart below. The lower net sales and income from operations for the periods stated were due primarily to lower product pricing for many of the Company's products.

(In millions)                             Change in net sales analysis
                                     Three months               Six months
                                 1997 compared to 1996    1997 compared to 1996
Sales price and product mix
  Paperboard/Packaging Products         $ (84)                     $(200)
  Newsprint                               (28)                       (72)
                                         (112)                      (272)

Sales volume
  Paperboard/Packaging Products            21                         29
  Newsprint                                30                         46
                                           51                         75

Acquisitions and new facilities
  Paperboard/Packaging Products             7                         11

Closed or sold facilities
  Paperboard/Packaging Products            (5)                       (11)

  Total net sales decrease              $ (59)                     $(197)

Paperboard/Packaging Products Segment
For the three months ended June 30, 1997, net sales of the Paperboard/Packaging Products segment decreased 8% compared to the same period in 1996 to $709 million and income from operations decreased 49% compared to the same period in 1996 to $37 million. The decrease in net sales and income from operations of this segment were primarily a result of the significant price reductions for containerboard and corrugated shipping containers. Increases in shipment volume for many of the Company's major products partially offset the declines due to price. The major changes in net sales price and shipments within the product groups of the Paperboard/Packaging Products segment are discussed below.

Prices of corrugated shipping containers were lower than last year by 18%, on average, during the second quarter and linerboard prices fell below $300 per ton. The reduction in containerboard net sales price was primarily the result of new capacity within the industry. Reclaimed fiber prices during the three months ended June 30, 1997 were 12% higher, on average, compared to last year.

Demand for corrugated shipping containers was strong during the second quarter causing shipments to increase by 9% compared to last year. Folding carton and reclaimed fiber shipments were also strong, increasing 5% and 11%, respectively, compared to last year.

For the three months ended June 30, net sales of containerboard and corrugated shipping containers were $343 million, a decline of $67 million compared to last year. Net sales of the other major products in this segment for the second quarter were comparable to last year.

For the six months ended June 30, 1997, net sales of the Paperboard/Packaging Products segment decreased 11% compared to the same period in 1996 to $1,420 million and income from operations decreased 59% compared to the same period in 1996 to $76 million. The containerboard and corrugated shipping container price decreases were also the primary reason for the declines in net sales and income from operations for the six months ended June 30, 1997.

Price decreases for corrugated shipping containers, which, on average, were lower than last year by 20% for the year-to-date period, appeared to bottom out in the second quarter. Demand for corrugated shipping containers has been strong throughout the first six months of 1997, with sales volume increasing by 8% compared to last year. The Company took unplanned downtime at two of its containerboard mills in the second quarter to reduce excess inventories. Demand for containerboard strengthened near the end of the second quarter, however, and the Company successfully implemented a $40 per ton price increase for medium, which was effective June 1.

Reclaimed fiber prices strengthened in the second quarter, and for the six months ended June 30, 1997 were 4% higher, on average, compared to last year. Reclaimed fiber shipments increased 10% for the year-to-date period. Based upon the improvement in markets, the Company announced additional paperboard and packaging price increases to take effect in the third quarter. No assurance can be given however, that the announced increases will be successfully implemented.

For the six months ended June 30, net sales of containerboard and corrugated shipping containers declined $162 million to $690 million. Net sales of the other major products in this segment for the year-to-date period were lower than last year by 6% overall compared to last year, but strengthened during the second quarter.

Newsprint Segment
Newsprint prices for the three months ended June 30, 1997, were lower than last year by approximately $166 per metric ton. The impact of the price decline was offset by increased sales volume resulting in a moderate increase in net sales for the three months ended June 30, 1997. Income from operations for the period was $7 million, a decrease of $12 million compared to last year. The Company began implementing a $75 per metric ton increase in the price of newsprint during the second quarter of 1997.

For the six months ended June 30, 1997 net sales for the newsprint segment were $143 million, a decline of $26 million compared to last year, and income from operations declined $38 million, to $7 million. The declines were due to newsprint prices, which were lower on a year-to-date basis by $228 per metric ton, or 31%. Sales volume increased 29% for the year-to-date period.

Costs and Expenses
The increase in cost of goods sold as a percent of net sales for all periods was due primarily to overall lower sales prices in 1997. In the Paperboard/Packaging Products segment the percentage increased from 83% in 1996 to 86% in 1997 for the three months ended June 30 and increased from 81% in 1996 to 86% in 1997 for the six months ended June 30. For the newsprint segment, the percentage increased from 73% in 1996 to 87% in 1997 for the three month period and increased from 71% in 1996 to 92% in 1997 for the six month period.

Selling and administrative expenses as a percent of net sales for the three months and six months ended June 30, 1997 also increased compared to last year due primarily to overall lower sales prices.

Interest expense for the three months ended June 30, 1997 was comparable to last year and for the six months ended June 30, 1997 declined by $5 million. The decrease for the year-to-date period was due primarily to lower average debt levels outstanding. The average effective interest rate for the Company's outstanding debt was comparable for both the 1997 and 1996 periods.

The provision for income taxes for the three months ended June 30, 1997 was $1 million and there was no provision for income taxes for the six months ended June 30, 1997. The effective tax rates for the stated periods differed from the Federal statutory tax rate due to several factors, the most significant of which was the effect of permanent differences from applying purchase accounting.

The Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share", in the fourth quarter of 1997. The effect of the adoption of the new rules is expected to be immaterial to reported earnings per share for the three months and six months ended June 30, 1997.

Statistical Data                   Three months ended        Six months ended
(In thousands of tons,                  June 30,                 June 30,
 except as noted)                   1997        1996         1997        1996

Mill production:
  Containerboard                     473         480          952         953
  Recycled boxboard and
    solid bleached sulfate           205         185          408         381
  Newsprint                          159         123          315         275

Sales volume:
  Corrugated shipping containers     533         488        1,032         956
  Corrugated shipping containers
    (billion square feet)            8.1         7.5         15.8        14.7
  Folding cartons                    116         111          227         232
  Fiber reclaimed and brokered     1,171       1,056        2,354       2,135

Liquidity and Capital Resources

Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for the six months ended June 30, 1997 of $37 million, net borrowings of $40 million and excess cash at the end of 1996 were used primarily to fund capital investments and acquisitions totaling $79 million. During the first quarter, the Company acquired a corrugated shipping container plant in Florida and three Chicago-area recycling plants. The Company also shut down and sold a small uncoated recycled paperboard mill in Monroe, MI, which was unprofitable in recent years.

The Company's credit agreement (the "Credit Agreement") contains various business and financial covenants including, among other things, maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization and maintenance of minimum interest coverage ratios. In view of the economic downturn within the Company's business segments, particularly in the early part of 1997, the Company sought an amendment to the Credit Agreement to ease certain of its financial covenants. The amendment to the Credit Agreement was granted in June 1997. The Credit Agreement also requires prepayments if JSC (U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness.

Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

At June 30, 1997, the Company had $283 million of unused borrowing capacity under its Credit Agreement and $129 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC (U.S.)'s level of eligible accounts receivable. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's obligations, amortize its term loans and fund capital expenditures.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

John Sechler and Hazel Sechler et. al. vs. Smurfit Newsprint
Corporation

On July 1, 1997, Smurfit Newsprint Corporation ("SNC"), a wholly-owned subsidiary of Jefferson Smurfit Corporation ("JSC"), was served with a complaint which was filed in the United States District Court for the Northern District of Georgia that alleges that Cladwood exterior siding produced by SNC and used in manufactured or mobile homes deteriorates under normal conditions and exposure. The suit purports to be a class action on behalf of all owners of Cladwood-containing manufactured homes or mobile homes. The complaint alleges causes of action for breach of warranty and negligence, and seeks an unspecified amount of actual, consequential and punitive damages. The Company intends to vigorously defend the action.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Registrant's Annual Meeting of Stockholders was held on May 1, 1997. At the meeting, stockholders voted on (i) the election of four directors for terms of office expiring at the annual meeting of stockholders in 2000; (ii) the adoption of the JSC Amended and Restated 1992 Stock Option Plan and (iii) the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 1997. Voting on each matter was as follows:

                                      Votes         Votes     Withheld/     Broker
                                       For         Against   Abstentions    Non-Votes

 1. Election of Directors
     Donald P. Brennan              108,111,210                368,049
     James S. Hoch                  108,117,137                362,122
     Michael W.J. Smurfit           108,120,088                359,171
     James E. Terrill               108,109,950                369,309

 2. Adoption of Amended and
      Restated 1992 Stock
      Option Plan                   107,443,127    606,562     130,096        299,474

 3. Ratification of Auditors        108,412,671     30,032      36,556

Item 5.  Other Information

Form S-8 regarding the registration of additional shares of JSC
Common Stock issuable under the JSC 1992 Stock Option Plan was filed with the Securities and Exchange Commission on July 24, 1997.

Item 6.  Exhibits and Reports on Form 8-K

    a)     The following exhibits are included in this Form 10-Q.
           10.1 Amendment No. 2, dated as of June 15, 1997, to the Credit Agreement, amended and restated as of May 17, 1996, among JSC, JSCE, Inc. and the banks parties thereto (incorporated by reference to Exhibit 10.1 to JSC's quarterly report on Form 10-Q for the quarter ended June 30, 1997).
           27.1   Financial Data Schedule.

    b)     Reports on Form 8-K

      Form 8-K regarding a complaint filed against a subsidiary of JSC was filed with the Securities and Exchange Commission on July 15, 1997.

                                  Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             JSCE, Inc.
                                            (Registrant)


Date  July 31, 1997               /s/   Patrick J. Moore
                                        Patrick J. Moore
                                        Vice President
                                        and Chief Financial Officer
                                        (Principal Accounting Officer)