Form 10-Q
period 1997-09-30
JSCE INC
filed 1997-10-31
CIK 727742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.
[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934.

For Quarter Ended September 30, 1997
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


      As of September 30, 1997, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JSCE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In millions)
                                  (Unaudited)
                                           Three months ended    Nine months ended
                                             September 30,          September 30,
                                            1997        1996       1997       1996
Net sales                                  $ 832       $ 834     $2,395     $2,594

Costs and expenses
  Cost of goods sold                         703         683      2,054      2,083
  Selling and administrative expenses         64          65        193        195

    Income from operations                    65          86        148        316

  Interest expense, net                      (48)        (48)      (142)      (147)


    Income before income taxes and
      extraordinary item                      17          38          6        169

Provision for income taxes                     9          16          9         67

    Income (loss) before extraordinary item    8          22         (3)       102

Extraordinary item
  Loss from early extinguishment of debt,
    net of income tax benefits                                                  (4)

    Net income (loss)                      $   8       $  22     $   (3)   $    98

See notes to consolidated financial statements.

                                     JSCE, Inc.
                            CONSOLIDATED BALANCE SHEETS
                         (In millions, except share data)
                                                   September 30,     December 31,
                                                       1997               1996
                                                     (unaudited)
Assets
Current assets
  Cash and cash equivalents                          $    12             $    12
  Receivables, less allowances of
    $10 in 1997 and $9 in 1996                           316                 279
  Inventories
    Work-in-process and finished goods                    92                  81
    Materials and supplies                               132                 126
                                                         224                 207

  Deferred income taxes                                   41                  46
  Prepaid expenses and other current assets                8                   8
    Total current assets                                 601                 552

Net property, plant and equipment                      1,497               1,466

Timberland, less timber depletion                        266                 263

Goodwill, less accumulated amortization of
  $56 in 1997 and $50 in 1996                            241                 246
Other assets                                             147                 161
                                                     $ 2,752             $ 2,688

Liabilities and Stockholder's Deficit
Current liabilities
  Current maturities of long-term debt               $     9             $    10
  Accounts payable                                       311                 290
  Accrued compensation and payroll taxes                  85                  92
  Interest payable                                        48                  30
  Other accrued liabilities                               95                 103
    Total current liabilities                            548                 525

Long-term debt, less current maturities                1,986               1,934

Other long-term liabilities                              231                 241

Deferred income taxes                                    365                 363

Stockholder's deficit
  Common stock, par value $.01 per share;
    1,000 shares authorized and outstanding
  Additional paid-in capital                           1,102               1,102
  Retained earnings (deficit)                         (1,480)             (1,477)
    Total stockholder's deficit                         (378)               (375)
                                                    $ 2,752              $ 2,688

See notes to consolidated financial statements.

                                       JSCE, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In millions)
                                      (Unaudited)
                                                        Nine months ended
                                                           September 30,
                                                         1997        1996

Cash flows from operating activities
  Net income (loss)                                     $   (3)      $   98
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
    Extraordinary loss from early extinguishment of debt                  7
    Depreciation, depletion and amortization                106         101
    Amortization of deferred debt issuance costs              8          10
    Deferred income taxes                                     7          25
    Non-cash employee benefit expense                         5          12
    Change in current assets and liabilities,
      net of effects from acquisitions
        Receivables                                         (38)          39
        Inventories                                         (16)          28
        Accounts payable and accrued liabilities             (4)          10
        Interest payable                                     18           16
        Income taxes payable                                 (2)           1
    Other, net                                               (2)          (3)
  Net cash provided by operating activities                  79          344

Cash flows from investing activities
  Property additions                                       (109)         (88)
  Timberland additions                                      (18)         (14)
  Construction funds held in escrow                           8           (8)
  Investment in affiliates and acquisitions                  (9)
  Proceeds from property and timberland disposals             5            5
  Net cash used for investing activities                   (123)        (105)

Cash flows from financing activities
  Net borrowings (repayments) under Accounts
    Receivable Securitization Program                        26          (25)
  Proceeds from long-term borrowings                                     261
  Net borrowings (repayments) of long-term
    Debt and related premiums                                18         (486)
  Deferred debt issuance costs                                            (6)
  Net cash provided by (used for) financing activities       44         (256)

Decrease in cash and cash equivalents                         0          (17)
Cash and cash equivalents
  Beginning of period                                        12           27
  End of period                                          $   12       $   10


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

   2. Summarized Financial Information of JSC (U.S.)

   Condensed consolidated balance sheets:
                                                         September 30,   December 31,
                                                               1997           1996


    Current assets                                        $   601        $   552
    Property, plant and equipment and timberlands, net      1,763          1,729
    Goodwill                                                  241            246
    Other assets                                              147            161
     Total assets                                         $ 2,752        $ 2,688

    Current liabilities                                   $   548        $   525
    Long-term debt                                          1,986          1,934
    Other liabilities                                         596            604
    Stockholder's deficit
     Common stock
     Additional paid-in capital                             1,102          1,102
     Retained earnings (deficit)                           (1,480)        (1,477)
       Total stockholder's deficit                           (378)          (375)
     Total liabilities and stockholder's deficit          $ 2,752        $ 2,688


    Condensed consolidated statements of operations:

                                         Three months ended      Nine months ended
                                            September 30,           September 30,
                                          1997         1996        1997       1996

    Net sales                            $ 832       $ 834      $ 2,395    $ 2,594
    Costs and expenses                     767         748        2,247      2,278
    Interest expense                        48          48          142        147
    Income before income taxes and
     extraordinary item                     17          38            6        169
    Provision for income taxes               9          16            9         67
    Extraordinary item
     Loss from early extinguishment of
       debt, net of income tax benefits                                         (4)

     Net income (loss)                   $   8       $  22      $    (3)   $    98

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Results of Operations

   (In millions)                         Three months ended    Nine months ended
                                           September 30,         September 30,
                                           1997       1996       1997       1996
   Net sales
     Paperboard/Packaging Products       $ 753       $ 755     $2,173     $2,346
     Newsprint                              79          79        222        248
     Total net sales                     $ 832       $ 834     $2,395     $2,594


   Income from operations
     Paperboard/Packaging Products       $  56       $  78     $  132     $  263
     Newsprint                               9           8         16         53
     Total income from operations        $  65       $  86     $  148     $  316


   The Company's net sales and income from operations for the three months and nine months ended September 30, 1997 declined compared to last year due primarily to product pricing. For the three months ended September 30, 1997, the Company's net sales were comparable and income from operations declined 24% compared to last year. For the nine months ended September 30, 1997, the Company's net sales declined 8% and income from operations declined 53% compared to last year. The decline in net sales due to sales price and product mix for the three months ended September 30, 1997 was nearly offset by higher sales volumes. The net sales impact of changes in price and product mix, shipment volumes, new plants and closed operations are shown in the chart below.

   (In millions)                             Change in net sales analysis
                                      Three months             Nine months
                                    1997 compared to 1996   1997 compared to 1996
   Sales price and product mix
     Paperboard/Packaging Products       $ (25)                     $(219)
     Newsprint                              (1)                       (73)
                                           (26)                      (292)

   Sales volume
     Paperboard/Packaging Products           23                         52
     Newsprint                                1                         47
                                             24                         99

   Acquisitions and new facilities
     Paperboard/Packaging Products            8                         19

   Closed or sold facilities
     Paperboard/Packaging Products           (8)                       (25)

     Total net sales decrease             $  (2)                     $(199)

Paperboard/Packaging Products Segment
For the three months ended September 30, 1997, net sales of the Paperboard/ Packaging Products segment were $753 million, a decrease of $2 million compared to last year and income from operations was $56 million, a decrease of $22 million compared to last year. The net sales decline was due primarily to lower product prices for many of the Company's major products, particularly for containerboard and corrugated shipping containers. Increases in shipment volume for many of the Company's major products partially offset the declines due to the lower product prices. The major changes in net sales price and shipments within the product groups of the Paperboard/Packaging Products segment are discussed below.

For the three months ended September 30, 1997, net sales of containerboard and corrugated shipping containers were $352 million, a decline of $24 million compared to last year. Strong demand for containerboard and corrugated shipping containers enabled the Company to successfully implement price increases for these products. Liner and medium prices were increased by $40 per ton and $30 per ton, respectively, during the quarter and corrugated shipping container prices were increased beginning September 1, 1997 and will be fully implemented in the fourth quarter. Despite the increases, average prices for containerboard and corrugated shipping containers during the quarter were lower than last year by 4% and 9%, respectively. Pricing of corrugated shipping containers was flat, however, when compared to the second quarter of 1997. An additional containerboard price increase of $50 per ton was implemented by the Company on October 1, 1997, and a 12% price increase for corrugated shipping containers effective November 17, 1997 was announced. No assurance can be given however, that the announced increase will be successful. Shipments of corrugated shipping containers during the third quarter increased by 5% compared to last year.

Net sales of reclaimed fiber and virgin wood fiber for the third quarter were $99 million, an increase of $27 million compared to
last year.   Reclaimed fiber shipments were also strong during the
third quarter, increasing 6% compared to last year. Reclaimed fiber prices during the third quarter were approximately $30 per ton higher, on average, compared to last year.

Net sales of the other products in this segment for the third quarter were lower than last year by 2% overall, due primarily to lower prices and plant closures.

For the nine months ended September 30, 1997, net sales of the Paperboard/ Packaging Products segment decreased $173 million to $2,173 million, a 7% drop compared to the same period in 1996 and income from operations decreased to $132 million, a 50% drop compared to the same period last year. The decreases in net sales and income from operations were primarily a result of the significant price reductions in containerboard and corrugated shipping containers, particularly as compared to the first half of 1996.

Net sales of containerboard and corrugated shipping containers for the year-to-date period were $1,042 million, a decline of $186 million compared to last year. Average prices for containerboard and corrugated shipping containers were lower than last year by 18% and 16%, respectively, for the year-to-date period. Demand for corrugated shipping containers has been strong throughout 1997, with sales volume increasing by 7% compared to last year. The Company took downtime, amounting to 23,000 tons, at two of its containerboard mills in the second quarter of 1997. Additional downtime is expected in the fourth quarter of 1997, including a ten-day shutdown of three containerboard mills in December and a 21-day shutdown of the Company's mottled white paper machine in the Brewton, AL mill for a major machine upgrade. The downtime will have a negative effect on fourth quarter profits.

Net sales of reclaimed fiber and virgin wood fiber for the year-to-date period were $257 million, an increase of $53 million compared to last year. Reclaimed fiber prices for the nine months ended September 30, 1997 were 15% higher, on average, compared to last year. Reclaimed fiber shipments increased 9% for the year-to-date period.

Net sales of the other products in this segment for the year-to-date period were lower than last year by 4% overall, due primarily to lower prices and plant closures.

Newsprint Segment
Net sales for the Newsprint segment for the three months ended September 30, 1997, were $79 million, the same as last year. Strengthening demand for newsprint enabled the Company to implement a $75 per metric ton increase in the price of newsprint during the second quarter of 1997. Despite the increase, the average sales price during the third quarter was lower than last year by approximately $30 per metric ton. The impact of the price decline was offset by increased sales volume. Sales volume was 5% higher than last year during the third quarter. Income from operations for the third quarter was $9 million, an increase of $1 million compared to last year.

For the nine months ended September 30, 1997 net sales for the newsprint segment were $222 million, a decline of $26 million compared to last year, and income from operations was $16 million, a decline of $37 million compared to last year. The declines were due to lower average newsprint prices, which, on average, were lower than last year by $155 per metric ton, or 23%. Sales volume for the nine months ended September 30, 1997, increased 29%, due in part to the downtime taken at the mills in 1996.

Costs and Expenses
The Company's cost of goods sold as a percent of net sales increased compared to last year for the three months and nine months ended September 30, 1997 due primarily to overall lower sales prices and, to a lesser extent, higher recycled fiber cost in 1997. In the Paperboard/Packaging Products segment the percentage increased from 81% in 1996 to 85% in 1997 for the three months ended September 30 and increased from 81% in 1996 to 86% in 1997 for the nine months ended September 30. For the newsprint segment, the percentage decreased from 86% in 1996 to 84% in 1997 for the three month period and increased from 76% in 1996 to 89% in 1997 for the nine month period.

Selling and administrative expenses as a percent of net sales were comparable to last year for the three months and were higher than last year for the nine months ended September 30, 1997. Overall lower sales prices were the primary reason for the increase in the percentage of selling and administrative expenses to net sales for the nine months ended September 30, 1997, compared to last year. The modest decline in selling and administrative expenses was due primarily to lower employee benefits cost.

Interest expense was comparable to last year for the three months ended September 30, 1997, but declined $5 million for the nine months ended September 30, 1997. The decrease for the year-to-date period was due primarily to lower average debt levels outstanding. The average effective interest rate for the Company's outstanding debt was comparable for the 1997 and 1996 periods.

The provision for income taxes was $9 million for the three months ended September 30, 1997 and $9 million for the nine months ended September 30, 1997. The effective tax rates for the stated periods differed from the Federal statutory tax rate due to several factors, the most significant of which was the effect of permanent differences from applying purchase accounting.

The Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share", in the fourth quarter of 1997. The effect of the adoption of the new rules is expected to be immaterial to reported earnings per share for the three months and nine months ended September 30, 1997.

      Statistical Data                 Three months ended         Nine months ended
       (In thousands of tons,             September 30,             September 30,
            except as noted)              1997        1996         1997     1996

      Mill production:
        Containerboard                     512         510        1,464    1,463
        Recycled boxboard and
          solid bleached sulfate           207         198           615     579
        Newsprint                          159         142           474     417

      Sales volume:
        Corrugated shipping containers     531         505         1,563   1,461
        Corrugated shipping containers
          (billion square feet)            8.2         7.8          24.0    22.5
        Folding cartons                    124         118           351     350
        Fiber reclaimed and brokered     1,208       1,135         3,562   3,270


   Liquidity and Capital Resources

   Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for the nine months ended September 30, 1997 of $79 million and net borrowings of $44 million were used primarily to fund capital investments and acquisitions totaling $136 million.
   During 1997, the Company acquired a corrugated shipping container plant in Florida and three Chicago-area recycling plants. The Company shut down and sold a small uncoated recycled paperboard mill in Monroe, MI, which was unprofitable in recent years. The Company also sold its plant in Farmingdale, NY, which produced fragranced advertising products. During the third quarter, the Company purchased a 50,000 acre woodlands tract that complements its southern holdings.

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

   At September 30, 1997, the Company had $299 million of unused borrowing capacity under its Credit Agreement and $109 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC (U.S.)'s level of eligible accounts receivable. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's obligations, amortize its term loans and fund capital expenditures.

                            PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

      As previously reported, in January 1997, Smurfit Newsprint Corporation ("SNC"), a wholly owned subsidiary of Jefferson Smurfit Corporation ("JSC"), was sued in state court in South Carolina on a purported class-action basis, over an exterior siding product manufactured by SNC and known as Cladwood. In June 1997, SNC was dismissed from the case for lack of jurisdiction.

      As previously reported, in July 1997, SNC was sued in federal court in Georgia on a purported class-action basis, over Cladwood. Subsequently, Plaintiffs voluntarily dismissed the case in federal court and, in October 1997, filed a similar case in state court in Georgia, naming as defendants SNC and certain manufacturers and distributors of premanufactured homes in Georgia. The newly-filed complaint alleges the same causes of action as were set forth in the federal court matter; namely, breach of warranty and negligence. Plaintiffs seek an unspecified aggregate amount of actual, statutory and punitive damages. SNC intends to vigorously defend the action.

       Item 2.  Changes in Securities - None

       Item 3.  Defaults Upon Senior Securities - None

       Item 4.  Submission of Matters to a Vote of Security Holders - None

       Item 5.  Other Information

      In August 1997, Mr. James R. Thompson resigned from the Board of Directors of the Company and Mr. Thomas A. Reynolds III was appointed to the Company's Board of Directors. Mr. Reynolds is a partner in the law firm of Winston & Strawn. Mr. Reynolds joined Winston and Strawn in 1983. He is an adjunct faculty member at Northwestern University School of Law and is a member of the Board of Directors of Georgetown University.

      In October 1997, Mr. James Hoch resigned from the Board of Directors of the Company and Mr. Michael M. Janson was appointed to the Company's Board of Directors. Mr. Janson is a Managing Director of Morgan Stanley Capital Partners III, Inc. and Morgan Stanley & Co. Inc. ("MS&CO"). Mr. Janson joined MS&Co in 1987 and MS&CO's Merchant Banking Division in 1997. He was previously a Managing Director in MS&CO's High Yield Capital Markets Department.

      Item 6.   Exhibits and Reports on Form 8-K

          a)     The following exhibits are included in this Form 10-Q.

                 27.1   Financial Data Schedule.

          b)     Reports on Form 8-K

                 None

                                  Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    JSCE, Inc.
                                   (Registrant)


Date  October 31, 1997                /s/  Patrick J. Moore
                                           Patrick J. Moore
                                          Vice President and
                                       Chief Financial Officer
                                   (Principal Accounting Officer)