Form 10-Q
period 1998-06-30
JSCE INC
filed 1998-08-14
CIK 727742

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

For Quarter Ended June 30, 1998
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of June 30, 1998, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   JSCE, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In millions)
                                  (Unaudited)


                                              Three months ended     Six months ended
                                                   June 30,               June 30,
                                               1998        1997       1998       1997

Net sales                                   $ 844       $ 785    $ 1,688    $ 1,563

Costs and expenses
  Cost of goods sold                          704         676      1,406      1,351
  Selling and administrative expenses          72          65        143        129

    Income from operations                     68          44        139         83

Interest expense, net                         (46)        (47)       (96)       (94)
Other, net                                     (1)                    (1)


    Income (loss) before income taxes and
      extraordinary item                       21          (3)        42        (11)

Provision for income taxes                     10           1         20

    Income (loss) before extraordinary item    11          (4)        22        (11)

Extraordinary item
  Loss from early extinguishment of debt,
    net of income tax benefits                                       (13)

    Net income (loss)                       $  11       $  (4)   $     9     $  (11)

See notes to consolidated financial statements.

                                      JSCE, Inc.
                             CONSOLIDATED BALANCE SHEETS
                          (In millions, except share data)

                                                          June 30,          December 31,
                                                            1998                1997
Assets                                                  (unaudited)
Current assets
  Cash and cash equivalents                              $    15             $    12
  Receivables, less allowances of
    $10 in 1998 and 1997                                     305                 302
  Refundable income taxes
  Inventories
    Work-in-process and finished goods                       106                  89
    Materials and supplies                                   160                 151
                                                             266                 240
  Deferred income taxes                                       30                  32
  Prepaid expenses and other current assets                   19                  16
    Total current assets                                     635                 602

Net property, plant and equipment                          1,512               1,523

Timberland, less timber depletion                            264                 265

Goodwill, less accumulated amortization of
  $62 in 1998 and $58 in 1997                                233                 237
Other assets                                                 129                 144
                                                         $ 2,773             $ 2,771

Liabilities and Stockholder's Deficit
Current liabilities
  Current maturities of long-term debt                   $    22             $    15
  Accounts payable                                           294                 334
  Accrued compensation and payroll taxes                      86                  88
  Interest payable                                            25                  25
  Other accrued liabilities                                   77                  69
    Total current liabilities                                504                 531

Long-term debt, less current maturities                    2,051               2,025

Other long-term liabilities                                  222                 227

Deferred income taxes                                        361                 362

Stockholder's deficit
  Common stock, par value $.01 per share;
    1,000 shares authorized and outstanding
  Additional paid-in capital                               1,102               1,102
  Retained earnings (deficit)                             (1,467)             (1,476)
    Total stockholder's deficit                             (365)               (374)
                                                         $ 2,773             $ 2,771

See notes to consolidated financial statements.

                                        JSCE, Inc.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In millions)
                                       (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                            1998        1997

Cash flows from operating activities
  Net income (loss)                                        $   9      $  (11)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
    Extraordinary loss from early extinguishment of debt      22
    Depreciation, depletion and amortization                  66          63
    Amortization of deferred debt issuance costs               4           6
    Deferred income taxes                                      1           3
    Non-cash employee benefit expense                          4           4
    Change in current assets and liabilities,
      net of effects from acquisitions
        Receivables                                           (3)         (3)
        Inventories                                          (26)          1
        Prepaid expenses and other current assets             (8)          4
        Accounts payable and accrued liabilities             (48)        (19)
        Interest payable                                                  (6)
        Income taxes                                          14          (9)
    Other, net                                                (4)         (3)
  Net cash provided by operating activities                   31          30

Cash flows from investing activities
  Property additions                                         (47)        (72)
  Proceeds from property disposals                             3           3
  Construction funds held in escrow                                        6
  Acquisition of businesses, net of cash acquired                         (9)
  Net cash used for investing activities                     (44)        (72)

Cash flows from financing activities
  Borrowings under bank credit facilities                    891
  Net borrowings (repayments) under accounts
    receivable securitization program                         (6)          4
  Borrowings (repayments) of long-term debt                 (856)         36
  Deferred debt issuance costs                               (13)
  Net cash provided by financing activities                   16          40

Increase (decrease) in cash and cash equivalents               3          (2)
Cash and cash equivalents
  Beginning of period                                         12          12
  End of period                                           $   15      $   10



See notes to consolidated financial statements.

                                   JSCE, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Tabular amounts in millions)
                                  (Unaudited)


1. Basis of Presentation

The accompanying consolidated financial statements of JSCE, Inc. have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position and results of operations. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. For further information refer to the consolidated financial statements and footnotes included in the JSCE, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 2, 1998 with the Securities and Exchange Commission (the "JSCE 1997 10-K").

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

2. Long-Term Debt

In March 1998, JSC (U.S.) entered into a new credit facility (the "1998 Credit Agreement") consisting of a $550 million revolving credit facility, a $400 million seven-year Tranche A Term Loan, and a $350 million eight-year Tranche B Term Loan. The proceeds from the 1998 Credit Agreement were used to fully prepay $878 million of outstanding principal and accrued interest under the previous credit facility (the "1994 Credit Agreement"). The 1998 Credit Agreement reduced interest expense, extended debt maturities, and improved the financial flexibility of the Company. JSC (U.S.) recorded an extraordinary loss of $13 million (net of income tax benefits of $9 million) related to the early extinguishment of the Company's bank debt.

Outstanding loans under the Tranche A Term Loan and the Revolving Credit Facility bear interest at rates selected at the option of JSC (U.S.) equal to the alternate base rate ("ABR") plus .50% per annum or the adjusted LIBOR Rate plus 1.50% per annum (7.1875% at June 30, 1998). Interest on outstanding loans under the Tranche B Term Loan is payable at a rate per annum selected at the option of JSC (U.S.), equal to the ABR plus 1% per annum or the adjusted LIBOR Rate plus 2% per annum (7.6875% at June 30, 1998). ABR is defined as the highest of Chase Manhattan Bank's prime rate, 1% in excess of the base certificate of deposit rate or 1/2 of 1% in excess of the Federal Funds Rate. The Tranche A and B Term Loans and the Revolving Credit Facility may be prepaid at any time, in whole or in part, at the option of JSC (U.S.).

3. Pending Merger

On May 10, 1998, the Company announced it had signed a merger agreement with Stone Container Corporation ("Stone Container").
The merged company, to be named Smurfit-Stone Container Corporation, will be a focused, integrated producer of corrugated containers, folding cartons, industrial bags, containerboard and recycled paperboard, with annual sales exceeding $8 billion, based on 1997 results. Under terms of the Merger Agreement, common shareholders of Stone Container would receive .99 shares of Jefferson Smurfit Corporation for each common share of Stone Container. Shareholders of JSC will continue to hold their existing JSC shares. The merger transaction (the "Merger") is expected to be tax-free to the shareholders of both companies and will be treated as a purchase for accounting purposes. The Merger is subject to certain conditions, including the approval of JSC's and Stone Container's shareholders, domestic and foreign regulatory clearances and other matters as described in the Company's Form 8-K dated May 12, 1998. All material domestic and foreign regulatory approvals required to permit consummation of the Merger by JSC and Stone Container have been obtained.

The combined company is expected to have approximately $7 billion of debt outstanding after the Merger (without giving effect to any divestitures prior to or upon the Merger or thereafter). In connection with the Merger, the Company is considering various refinancing alternatives which would be intended to reduce interest expense and address the expected liquidity requirements of the combined company following the Merger. Effectuation of the Merger is not conditioned on consummation of any such refinancing. There are material uncertainties relating to the consummation of any of the refinancing alternatives under consideration and, as a result, the particular capital structure that would result from any such alternative is subject to significant variables. In addition, no assurance can be given that any of the refinancing alternatives and planned divestitures will generate sufficient funds to meet all of the combined company's needs or that refinancing or divestitures can be implemented on terms acceptable to the combined company. Even if a refinancing and all of the planned divestitures are implemented, the combined company will continue to have a highly leveraged capital structure.

In a separate transaction, a subsidiary of Jefferson Smurfit Group plc has agreed to sell its containerboard machine located at the Company's mill in Fernandina Beach, Florida to a subsidiary of the Company for $175 million. The transaction is expected to close by January 1999. In the event the merger is not consummated, the Company will have an option to cancel or rescind the transaction.

In May 1998, four putative class action complaints were filed against Stone Container, the individual directors of Stone Container and JSC in the Court of Chancery of the State of Delaware in and for New Castle County. On June 15, 1998, the Court of Chancery signed an order which consolidated the four actions. Now captioned as In re Stone Container Shareholders Litigation, C.A. 16375 (the "Action"), the complaint in the Action (the "Complaint") alleges, among other things, that the Stone Container directors violated the fiduciary duties of due care and loyalty that they owed to the public stockholders of Stone Container because, the Complaint contends, the Stone Container directors failed to undertake an appropriate evaluation of Stone Container's net worth as a merger/acquisition candidate, actively evaluate the proposed transaction and engage in a meaningful auction with third parties in an attempt to obtain the best value for Stone Container's stockholders. The Complaint further alleges that as a result of the alleged failure by the Stone Container directors to make an informed decision, the Stone Container stockholders will not receive fair value for their shares of Stone Container Common Stock in the Merger, will be largely divested of their right to share in Stone Container's future growth and development and will be prevented from obtaining fair and adequate consideration for their shares of Stone Container Common Stock. The Complaint requests that the Court of Chancery, among other things, declare that the Complaint is a proper class action and enjoin the Merger and require that the directors place Stone Container up for auction and/or conduct a market-check to ascertain Stone Container's value. JSC and Stone Container each believe that the Complaint is without merit.

On August 11, 1998, the parties to the Action entered into a memorandum of understanding setting forth the terms of a proposed settlement of the Action, subject to certain conditions. While Stone Container, the members of the Stone Container board of directors and JSC continue to deny the allegations of the Complaint or that they have breached any duty or engaged in any wrongdoing in connection with the Merger, the defendants have agreed to enter into the proposed settlement to eliminate the burden, expense and uncertainty of litigation. In connection with the proposed settlement, (a) Stone Container and JSC agreed to provide plaintiffs' counsel with an opportunity to review and comment upon the disclosure to be provided to Stone Container stockholders in the joint proxy statement seeking stockholder approval of the Merger, (b) Stone Container agreed to obtain an updated opinion as to the fairness of the Merger to Stone Container stockholders from a financial point of view, and (c) Stone Container and JSC agreed, subject to approval by their respective boards of directors, to amend the Merger Agreement to reduce the termination fee payable to Stone Container or JSC, respectively, upon termination of the Merger Agreement in certain circumstances, from $60 million to $50 million. The defendants in the Action agreed not to oppose an application to the Court by plaintiffs' counsel for fees and expenses not to exceed $650,000, which would be paid by Stone Container. The proposed settlement set forth in the memorandum of understanding is subject to a number of conditions, including discovery by plaintiffs' counsel, approval of the proposed settlement by the Court of Chancery and consummation of the Merger. If the proposed settlement is approved by the Court of Chancery and the other conditions are satisfied, the Court will certify a non-opt out class of Stone Container shareholders for the period from May 10, 1998 through the effective time of the Merger, the Action will be dismissed with prejudice and Stone Container, the Stone Container board of directors, JSC and their respective officers, directors, employees and agents will receive a release for all claims that were or could have been asserted in the Action.

4. Contingencies

JSC and Smurfit Newsprint Corporation ("SNC"), a wholly-owned subsidiary of the Company, have been served with complaints alleging that Cladwood exterior siding, produced by SNC and used in prefabricated or manufactured homes, deteriorates under normal conditions and exposure. The suits purport to be class actions on behalf of persons who own or have purchased or used Cladwood, a non-core product line of SNC. The complaints allege either negligence, unfair trade practices or breach of warranty, and seek unspecified amounts of damages and in one case declaratory and injunctive relief. Management is unable to predict at this time the final outcome of these suits or whether the resolution of the matters could materially affect the Company's results of operations, cash flows or financial position. The Company and SNC intend to defend the actions vigorously. See Part II, Item 1, "Legal Proceedings".

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

Condensed consolidated balance sheets:
                                                         June 30,     December 31,
                                                           1998           1997

Current assets                                          $   635        $   602
Property, plant and equipment and timberlands, net        1,776          1,788
Goodwill                                                    233            237
Other assets                                                129            144
  Total assets                                          $ 2,773        $ 2,771

Current liabilities                                     $   504        $   531
Long-term debt                                            2,051          2,025
Other liabilities                                           583            589
Stockholder's deficit
  Common stock
  Additional paid-in capital                              1,102          1,102
  Retained earnings (deficit)                            (1,467)        (1,476)
    Total stockholder's deficit                            (365)          (374)
  Total liabilities and stockholder's deficit           $ 2,773        $ 2,771

Condensed consolidated statements of operations:

                                      Three months ended       Six months ended
                                            June 30,                June 30,
                                       1998         1997        1998       1997

Net sales                             $ 844        $ 785      $ 1,688    $ 1,563
Costs and expenses                      776          741        1,549      1,480
Interest expense, net                    46           47           96         94
Other expense, net                        1                         1
Income (loss) before income taxes and
  extraordinary item                     21           (3)          42        (11)
Provision for income taxes               10            1           20
Extraordinary item
  Loss from early extinguishment of
    debt, net of income tax benefits                              (13)

  Net income (loss)                   $  11        $  (4)     $     9    $   (11)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

(In millions)                            Three months ended      Six months ended
                                            June 30,               June 30,
                                        1998       1997       1998       1997
Net sales
  Paperboard/Packaging Products        $ 764       $ 709     $1,528     $1,420
  Newsprint                               80          76        160        143
  Total net sales                      $ 844       $ 785     $1,688     $1,563


Income from operations
  Paperboard/Packaging Products        $  57       $  37     $  117      $  76
  Newsprint                               11           7         22          7
  Total income from operations         $  68       $  44    $   139      $  83

The Company's net sales and income from operations for the three months and six months ended June 30, 1998 increased compared to last year due primarily to product pricing. For the three months ended June 30, 1998, net sales of $844 million were 8% higher than last year and income from operations of $68 million was 55% higher than last year. For the six months ended June 30, 1998, net sales of $1,688 million were 8% higher than last year and income from operations of $139 million was 67% higher than last year.


(In millions)                             Change in net sales analysis
                                     Three months               Six months
                                1998 compared to 1997    1998 compared to 1997
Sales price and product mix
  Paperboard/Packaging Products         $  71                       $105
  Newsprint                                 8                         22
                                           79                        127

Sales volume
  Paperboard/Packaging Products           (13)                         8
  Newsprint                                (4)                        (5)
                                          (17)                         3


Closed or sold facilities
  Paperboard/Packaging Products            (3)                        (5)

  Total net sales increase              $  59                       $125



Paperboard/Packaging Products Segment
For the three months ended June 30, 1998, net sales of the Paperboard/Packaging Products segment increased 8% compared to the same period in 1997 and income from operations increased 54% compared to the same period in 1997. The increase in net sales and income from operations of this segment were primarily a result of the price increases for containerboard and corrugated shipping containers. The major changes in net sales price and shipments within the product groups of the Paperboard/Packaging Products segment are discussed below.

Net sales of containerboard and corrugated shipping containers for the three months ended June 30, 1998 were $384 million, an increase of $41 million, or 12%, compared to last year. On average, the price of containerboard and corrugated shipping containers were higher than last year by 31% and 16%, respectively. Inventories have increased in recent months and the Company is taking economic downtime at its Jacksonville, Florida containerboard mill in order to reduce inventories. Shipments of corrugated shipping containers during the second quarter of 1998 decreased approximately 6% compared to last year, due to the Company's strategy to sacrifice volume for improved prices.

Net sales of recycled boxboard, solid bleached sulfate ("SBS") and folding cartons for the three months ended June 30, 1998 were $227 million, an increase of $13 million, or 6%, compared to last year. Industry demand for folding cartons was flat, but the Company benefited from new business awarded late in 1997. Shipments of folding cartons during the second quarter of 1998 were higher than last year by 12%. On average, recycled boxboard prices were higher by 5% compared to last year and SBS prices were comparable to last year. Folding carton prices were lower than last year by 3% due primarily to product mix.

For the six months ended June 30, 1998, net sales of the Paperboard/Packaging Products segment increased 8% compared to the same period in 1997 and income from operations increased 54% compared to the same period in 1997. Containerboard and corrugated shipping container price increases were also the primary reason for the increases in net sales and income from operations for the six months ended June 30, 1998.

Net sales of containerboard and corrugated shipping containers for the six months ended June 30, 1998 were $758 million, an increase of $68 million, or 10%, compared to last year. For the year to date period, average prices for containerboard and corrugated shipping containers were higher than last year by 24% and 12%, respectively. In order to reduce excess inventories, the Company has taken 26,000 tons of downtime at two of its containerboard mills in the first half of 1998 and plans to take an additional 40,000 tons of downtime in the third quarter of 1998. Shipments of corrugated shipping containers for the six months ended June 30, 1998 decreased approximately 6% compared to last year.

Net sales of recycled boxboard, SBS and folding cartons for the last six months ended June 30, 1998 were $454 million, an increase of $27 million, or 6%, compared to last year. On average, recycled boxboard prices were higher by 5% compared to last year and SBS prices were comparable to last year. Folding carton prices were lower than last year by 4%. Shipments of folding cartons for the six months ended June 30, 1998 were higher than last year by 14%.

Net sales of reclaimed fiber and virgin wood fiber for the first half of 1998 were $179 million, an increase of $21 million, or 13%, compared to last year. Reclaimed fiber shipments increased 8% compared to last year and sales prices were 4% higher, on average, compared to last year.

Net sales of the other products in this segment for the year-to-date period were lower than last year by 6% overall, due primarily to lower sales volume and plant closures.

Newsprint Segment
Net sales and income from operations for the Newsprint segment for the three months and six months ended June 30, 1998 were higher than last year due to price increases. Net sales for the three months ended June 30, 1998 increased by 5% compared to last year and income from operations increased by $4 million. For the six months ended June 30, 1998, net sales increased by $17 million, or 12% compared to last year and income from operations increased by $15 million. The average sales price was higher than last year by 9% for the second quarter and by 14% year to date. Sales volume was lower than last year for both the quarter and year to date by 7% and 4%, respectively.

Costs and Expenses
The Company's cost of goods sold as a percent of net sales for the three months and six months ended June 30, 1998 decreased compared to last year, due primarily to overall higher sales prices in 1998. For the three months ended June 30, the percentage decreased from 86% in 1997 to 84% in 1998 in the Paperboard/Packaging Products segment and decreased from 87% to 82% in the Newsprint segment.
For the six months ended June 30, the percentage decreased from 86% in 1997 to 83% in 1998 for the Paperboard/Packaging Products segment and decreased from 92% to 82% in the Newsprint segment.

Selling and administrative expenses as a percent of net sales for the three months and six months ended June 30, 1998 increased slightly as compared to 1997. The increases in cost were due in part to a higher level of employee benefits cost.

Interest expense for the three months and six months ended June 30, 1998 was comparable to last year. The average effective interest rate for the Company's outstanding debt was lower in the second quarter of 1998, which partially offset the impact of higher average debt levels outstanding in 1998.

The Company's effective income tax rates for the three months and six months ended June 30, 1998 were 48%. The effective tax rate for each of the stated periods differed from the Federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

The AICPA issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-up Activities" in April 1998. SOP 98-5 is effective beginning on January 1, 1999 and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The Company does not expect that the adoption of SOP 98-5 will be material.

In addition, the AICPA issued SOP 98-1, "Accounting for Computer Software Developed For or Obtained For Internal-Use" in March 1998. SOP 98-1 is effective beginning on January 1, 1999 and requires that certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use be capitalized. The Company does not expect that the adoption of SOP 98-1 will be material.

Statistical Data                   Three months ended        Six months ended
(In thousands of tons,                  June 30,                 June 30,
 except as noted)                   1998        1997         1998        1997

Mill production:
  Containerboard                     477         473          972         952
  Recycled boxboard and
    solid bleached sulfate           201         205          407         408
  Newsprint (metric)                 144         144          286         285

Sales volume:
  Corrugated shipping containers
    (billion square feet)            7.6         8.1         14.8        15.8
  Folding cartons                    130         116          263         227
  Fiber reclaimed and brokered     1,263       1,171        2,542       2,354

Liquidity and Capital Resources

Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for the six months ended June 30, 1998 of $31 million and net borrowings of $16 million were used primarily to fund capital investments totaling $47 million.

In March 1998, JSC (U.S.) entered into a new credit facility (the "1998 Credit Agreement") consisting of a $550 million revolving credit facility, a $400 million seven-year Tranche A Term Loan, and a $350 million eight-year Tranche B Term Loan. The proceeds from the 1998 Credit Agreement were used to fully repay $878 million of outstanding principal and accrued interest under the previous credit facility (the "1994 Credit Agreement"). The 1998 Credit Agreement reduced interest expense, extended debt maturities, and improved the financial flexibility of the Company. JSC (U.S.) recorded an extraordinary loss of $13 million (net of income tax benefits of $9 million) related to the early extinguishment of the Company's bank debt.

The 1998 Credit Agreement contains various business and financial covenants including, among other things, maintenance of minimum levels of consolidated earnings before depreciation, interest, taxes and amortization and maintenance of minimum interest coverage ratios. The 1998 Credit Agreement also requires prepayments if JSC (U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or the issuance of certain indebtedness. Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

At June 30, 1998, the Company had $363 million of unused borrowing capacity under its Credit Agreement and $111 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC (U.S.)'s level of eligible accounts receivable. The Company believes that cash provided by operating activities and available financing sources will be sufficient for the next several years to pay interest on the Company's currently outstanding obligations, amortize its currently outstanding term loans and fund capital expenditures.

On May 10, 1998, the Company announced it had signed a merger agreement with Stone Container Corporation ("Stone Container").
The merged company, to be named Smurfit-Stone Container Corporation, will be a focused, integrated produce of corrugated containers, folding cartons, industrial bags, containerboard and recycled paperboard, with annual sales exceeding $8 billion based on 1997 results. Under the terms of the agreement, common shareholders of Stone Container would receive .99 shares of Jefferson Smurfit Corporation for each common share of Stone Container. Shareholders of JSC will continue to hold their existing JSC shares. The transaction is expected to be tax-free to the shareholders of both companies and will be treated as a purchase for accounting purposes. The transaction is subject to certain conditions, including the approval of JSC's and Stone Container's shareholders, domestic and foreign regulatory clearances and other matters as described in the Company's Form 8-K dated May 12, 1998. All material domestic and foreign regulatory approvals required to permit the consummation of the merger by JSC and Stone Container have been obtained.

The combined company is expected to have approximately $7 billion of debt outstanding after the Merger (without giving effect to any divestitures prior to or upon the Merger or thereafter). In connection with the Merger, the Company is considering various refinancing alternatives which would be intended to reduce interest expense and address the expected liquidity requirements of the combined company following the Merger. Effectuation of the Merger is not conditioned on consummation of any such refinancing. There are material uncertainties relating to the consummation of any of the refinancing alternatives under consideration and, as a result, the particular capital structure that would result from any such alternative is subject to significant variables. In addition, no assurance can be given that any of the refinancing alternatives and planned divestitures will generate sufficient funds to meet all of the combined company's needs or that refinancing or divestitures can be implemented on terms acceptable to the combined company. Even if a refinancing and all of the planned divestitures are implemented, the combined company will continue to have a highly leveraged capital structure.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

JSC and Smurfit Newsprint Corporation ("SNC"), a wholly-owned subsidiary of the Company, have been served with complaints alleging that Cladwood exterior siding, produced by SNC and used in prefabricated or manufactured homes, deteriorates under normal conditions and exposure. These suits have been disclosed in the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997 and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998. The suits purport to be class actions on behalf of persons who own or have purchased or used Cladwood, a non-core product line of SNC. The complaints allege either negligence, unfair trade practices or breach of warranty, and seek unspecified amounts of damages and in one case declaratory and injunctive relief.

On April 17, 1998, the court in one of these cases denied the plaintiff's motion seeking to certify a nationwide class, but did certify a class of all persons who own or have owned buildings in Washington and Oregon with Cladwood siding.

On July 8, 1998, SNC was served in an action styled Winona Davis, et ano. v. Smurfit Newsprint Corporation et al., No. 981-5276-05 (Georgia Superior Court). The complaint alleges that Cladwood siding deteriorates under normal conditions and exposure. The suit purports to be a class action on behalf of persons in the State of North Carolina whose manufactured homes or mobile homes have Cladwood siding. The Complaint alleges causes of action for breach of warranty and negligence and seeks an unspecified amount of actual, consequential and punitive damages, which in the aggregate may exceed $100,000. SNC intends to defend the action vigorously.

Management is unable to predict at this time the final outcome of these suits relating to Cladwood siding or whether the resolution of these matters could materially affect the Company's results of operations, cash flows or financial position.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Registrant's Annual Meeting of Stockholders was held on May 7, 1998. At the meeting, stockholders voted on (i) the election of three directors for terms of office expiring at the annual meeting of stockholders in 2001 and (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for 1998. Voting on each matter was as follows:

                                      Votes       Votes       Withheld/
                                       For       Against     Abstentions

      1. Election of Directors
          Leigh J. Abramson         103,011,450                246,553
          Richard W. Graham         103,022,465                235,538
          G. Thompson Hutton        103,045,453                212,550

      2. Ratification of Auditors   103,192,891    37,335       27,777


The name of each other director whose term of office as a director continued after the meeting are: Alan E. Goldberg, Michael C.
Hoffman, Michael M. Janson, Howard E. Kilroy, Thomas A. Reynolds,
III, Michael W.J. Smurfit and James E. Terrill.

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


                                               JSCE, Inc.
                                             (Registrant)


Date  August 14, 1998                  /s/   Paul K. Kaufmann
                                             Paul K. Kaufmann
                                           Corporate Controller
                                     (Principal Accounting Officer)