Form 10-K405
period 1998-12-31
JSCE INC
filed 1999-03-31
CIK 727742

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to ______________

Commission file number 0-11951

                                   JSCE, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   37-1337160
(State of incorporation or organization)        (I.R.S. Employer Identification)

     150 NORTH MICHIGAN AVENUE
             CHICAGO, IL                                    60601
(Address of principal executive offices)                  (Zip Code)

                  REGISTRANT'S TELEPHONE NUMBER: (312) 346-6600

                             ----------------------

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

Yes  _X_      No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 1999, none of the registrant's voting stock was held by non-affiliates.

The number of shares outstanding of the registrant's common stock as of January 31, 1999: 1,000

DOCUMENTS INCORPORATED BY REFERENCE:                              Part of Form 10-K
                                                                     Into Which
                                                                     Document is
          Document                                                   Incorporated
          --------                                                   ------------

Sections of the Smurfit-Stone Container Corporation's Proxy Statement
for the Annual Meeting of Stockholders to be held on May 27, 1999        III

                                   JSCE, Inc.
                           Annual Report on Form 10-K
                                December 31, 1998

                                TABLE OF CONTENTS

                                     PART I

                                                                                                    Page No.
                                                                                                    --------
Item  1.  Business .................................................................................  3
Item  2.  Properties ...............................................................................  8
Item  3.  Legal Proceedings ........................................................................  8
Item  4.  Submission of Matters to a Vote of Security Holders ...................................... 10

                                     PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters .................... 10
Item  6.  Selected Financial Data .................................................................. 11
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .... 12
Item  7a. Quantitative and Qualitative Disclosures About Market Risk ............................... 19
Item  8.  Financial Statements and Supplementary Data .............................................. 21
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..... 48

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ....................................... 48
Item 11.  Executive Compensation ................................................................... 48
Item 12.  Security Ownership of Certain Beneficial Owners and Management ........................... 48
Item 13.  Certain Relationships and Related Transactions ........................................... 48

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports On Form 8-K .......................... 49

--------------------------------------------------------------------------------
                   FORWARD LOOKING STATEMENTS

Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part 1, Item 1, "Business--Environmental Compliance", under Part I, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements, as that term is defined in the Private Securities Reform Act of 1995. This document contains certain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended, about JSCE, Inc. Although the Company believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends," and similar expressions as they relate to JSCE, Inc. or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond the control of JSCE, Inc., include: the impact of general economic conditions in the U.S. and in other countries in which JSCE, Inc. and its subsidiaries currently do business; industry conditions, including competition and product and raw material prices; fluctuations in exchange rates and currency values; capital expenditure requirements; legislative or regulatory requirements, particularly concerning environmental matters; interest rates; access to capital markets; the timing of and value received in connection with asset divestitures; and obtaining required approvals, if any, of debt holders. The actual results, performance or achievement by JSCE, Inc. could differ materially from those expressed in, or implied by, these forward-looking statements and, accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations and financial condition of JSCE, Inc.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

JSCE, Inc., hereinafter referred to as "JSCE", is a wholly-owned subsidiary of Smurfit-Stone Container Corporation. On May 10, 1998, Jefferson Smurfit Corporation ("JSC"), a Delaware Corporation, now known as Smurfit-Stone Container Corporation ("SSCC") entered into an Agreement and Plan of Merger (the "Merger Agreement") with JSC Acquisition Corporation, also a wholly-owned subsidiary of SSCC, and Stone Container Corporation ("Stone"). Pursuant to the terms of the Merger Agreement, JSC Acquisition Corporation was merged with and into Stone (the "Merger") on November 18, 1998.

As a result of the Merger, Stone became a 100% owned subsidiary of SSCC. SSCC continues to own 100% of the equity interest of JSCE, Inc. SSCC has no operations other than its investment in JSCE and Stone. JSCE owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.), ("JSC (U.S.)"). JSCE has no operations other than its investment in JSC (U.S.). JSCE and JSC (U.S.), together with their consolidated subsidiaries, are hereinafter referred to as the "Company". JSC (U.S.) has extensive operations throughout the United States.

The Company, together with its consolidated subsidiaries, is a large, integrated producer of containerboard, corrugated containers and other packaging products. The Company believes its high level of integration enhances its ability to respond quickly and efficiently to customers and to fill orders on short lead times. The Company operates in three major business segments: (1) Containerboard and Corrugated Containers; (2) Boxboard and Folding Cartons and (3) Reclamation. For a summary of revenues, profits, identifiable assets, capital expenditures and depreciation, depletion and amortization for each of the Company's segments, see Note 12, "Business Segment Information" of the Notes to Consolidated Financial Statements contained in Part II, Item 8, "Financial Statements and Supplementary Data".

PRODUCTS

The Company closed three containerboard mills located in Alton, IL, Circleville, OH and Jacksonville, FL on December 1, 1998. Amounts in the discussion below include these paper mill facilities through November 30, 1998. In addition, the Company recently announced its intention to divest the newsprint mills owned by Smurfit Newsprint Corporation, a wholly-owned subsidiary of JSC (U.S.) ("SNC") and accordingly its former newsprint segment is now accounted for as a discontinued operation.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

The primary products of the Company's Containerboard and Corrugated Containers segment include corrugated containers, containerboard, solid bleached sulfate ("SBS") and timber products. This segment includes 4 paper mills and 52 container plants located in the United States. Sales for the Company's Containerboard and Corrugated Container segment in 1998 were $1,735 million (including $39 million of intersegment sales).

Production of the Company's containerboard mills and sales of the Company's corrugated container facilities for the last three years were:

                                                       1998       1997      1996
                                                       ----       ----      ----
Tons produced (in thousands)
   Containerboard                                     1,978      2,024     2,061
   Solid bleached sulfate                               185        190       189
Corrugated containers sold (in billion sq. ft.)        29.9       31.7      30.0

The Company's containerboard mills produce a full line of containerboard, which for 1998 included 1,045,000 tons of unbleached kraft linerboard, 316,000 tons of mottled white linerboard, 509,000 tons of recycled medium and 108,000 tons of semi-chemical medium. The Company's containerboard mills and corrugated container operations are highly integrated, with the majority of containerboard produced by the Company used internally by its corrugated container operations. In 1998, the Company's container plants consumed 1,951,000 tons of containerboard, representing an integration level of approximately 99%.

Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture and for many other applications, including point of purchase displays. The Company provides innovative packaging solutions, stressing the value-added aspects of its corrugated containers, including labeling and multi-color graphics to differentiate its products and respond to customer requirements. The Company's container plants are located nationwide, serving local customers and large national accounts. The Company's sales of corrugated containers in 1998 were $1,202 million.

The Company also produces SBS a portion of which is consumed internally by the Company's folding carton plants.

The Company manages approximately one million acres of owned and leased timberland in the southeastern United States. In 1998, the Company harvested 954,000 cords of timber, which would satisfy approximately 42% of the wood fiber requirements for the Company's paper mills.

BOXBOARD AND FOLDING CARTONS SEGMENT

The primary products of the Company's Boxboard and Folding Cartons segment include coated recycled boxboard and folding cartons. Sales for the Company's Boxboard and Folding Carton segment in 1998 were $784 million.

Production of coated recycled boxboard in 1998, 1997 and 1996 by the Company's boxboard mills was 582,000, 585,000 and 538,000 tons, respectively. The Company's boxboard and folding carton operations are also integrated, with the majority of tons produced by the Company's boxboard mills used internally by its folding carton operations. In 1998, the Company's folding carton plants consumed 611,000 tons of recycled boxboard and SBS, representing an integration level of approximately 75%.

Folding cartons are sold to manufacturers of consumable goods, especially food, beverage, detergents, paper products and other consumer products. The Company's folding carton plants offer extensive converting capabilities, including web and sheet lithographic, rotogravure and flexographic printing, laminating and a full line of structural and graphic design services. Folding cartons are used primarily to protect customers' products while providing point of purchase advertising. The Company makes folding cartons for a wide variety of applications, including food and fast foods, detergents, paper products, beverages, health and beauty aids and other consumer products. Customers range from small local accounts to large national accounts. The Company's folding carton plants are located nationwide. Folding carton sales volumes for 1998, 1997 and 1996 were 536,000, 488,000 and 474,000 tons, respectively. The
Company's sales of folding cartons in 1998 were $698 million.

The Company has focused its capital expenditures and its marketing activities in this segment to support a strategy of enhancing product quality as it relates to packaging graphics, increasing flexibility while reducing customer lead time and assisting customers in innovative package designs.

The Company provides marketing consultation and research activities through its Design and Market Research (DMR) center. It provides customers with graphic and product design tailored to the specific technical requirements of lithographic, rotogravure and flexographic printing, as well as photography for packaging, sales promotion concepts, and point of purchase displays.


OTHER PRODUCTS

Newsprint

SNC manufactures newsprint at two mills located in Oregon. SNC produced 575,000, 574,000 and 522,000 metric tons of newsprint during 1998, 1997 and 1996, respectively. In 1998 sales of newsprint were $303 million. For the past three years, an average of approximately 44% of SNC's newsprint production has been sold to The Times Mirror company ("Times Mirror") pursuant to a long-term newsprint agreement (the "Newsprint agreement") entered into in connection with the Company's acquisition of SNC from Times Mirror in February 1986. Under the terms of the Newsprint Agreement, SNC supplies newsprint to Times Mirror generally at prevailing market prices. Sales of newsprint to Times Mirror in 1998 amounted to $126 million.

Cladwood'r'

Cladwood'r'is a wood composite panel used by the housing industry, manufactured from sawmill shavings and other wood residuals and overlaid with recycled newsprint. SNC has two Cladwood'r' plants located in Oregon. Sales for Cladwood'r' in 1998 were $21 million.

Specialty Packaging

The Company produces a wide variety of specialty packaging products including uncoated recycled boxboard, papertubes and cores, solid fiber partitions and consumer packaging. Papertubes and cores are used primarily for paper, film and foil, yarn carriers and other textile products and furniture components. Flexible packaging, paper and metallized paper labels and heat transfer labels are used in a wide range of consumer product applications. In addition, a contract packaging plant provides custom contract packaging services including cartoning, bagging, liquid-filling or powder-filling and high-speed overwrapping. The Company produces high-quality rotogravure cylinders and has a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries. In 1998, the Company's sales of specialty packaging products were $294 million (including $17 million of intersegment sales).

Reclamation Operations

The Company's reclamation operations procure fiber resources for the Company's paper mills as well as other producers. The Company operates 27 reclamation facilities that collect, sort, grade and bale recovered paper. The Company also collects aluminum and glass. In addition, the Company operates a nationwide brokerage system whereby it purchases and resells recovered paper to the Company's recycled paper mills and other producers on a regional and national contract basis. Brokerage contracts provide bulk purchasing, resulting in lower prices and cleaner recovered paper. Many of the reclamation facilities are located close to the Company's recycled paper mills, assuring availability of supply, when needed, with minimal shipping costs. Tons of recovered paper collected for 1998, 1997 and 1996 were 5,155,000, 4,832,000 and 4,464,000, respectively. In 1998, 33% of the recovered paper collected was sold internally to the Company's paper mills. The Company's sales of recycled materials in 1998 were $397 million (including $132 million of intersegment sales).

FIBER RESOURCES

Wood fiber and recycled fiber are the principal raw materials used in the manufacture of the Company's paper products. The Company satisfies a significant portion of its needs for wood fiber through its forestry operations and essentially all of its need for recycled fiber through the operation of its reclamation facilities and nationwide brokerage system. The Company's wood fiber requirements not satisfied internally are purchased on the open market or under long-term contracts.

Wood fiber and recycled fiber are purchased in highly competitive, price sensitive markets, which have historically exhibited price and demand cyclicality. A decrease in the supply of wood fiber due to conservation regulation has caused, and will likely continue to cause, higher wood fiber costs in some of the regions in which the Company procures wood fiber. Fluctuations in supply and demand for recycled fiber has from time to time caused tight supplies of recycled fiber and at those times the Company has experienced an increase in the cost of such fiber. While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

MARKETING

The marketing strategy for the Company's mills is to maximize sales of products to manufacturers located within an economical shipping area. Converting plants focus on both specialty products tailored to fit customers' needs and high volume sales of commodity products. The Company also seeks to broaden the customer base for each of its segments rather than to concentrate on only a few accounts for each plant. These objectives have led to decentralization of marketing efforts, such that each plant has its own sales force, and many have product design engineers, who are in close contact with customers to respond to their specific needs. National sales offices are also maintained for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant because of production capacity and equipment requirements.

The Company's business is not dependent upon a single customer or upon a small number of major customers. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company.

COMPETITION

The markets in which the Company sells its principal products are highly competitive and comprised of many participants. Although no single company is dominant, the Company does face significant competitors in each of its businesses. The Company's competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which the Company competes are particularly sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

BACKLOG

Demand for the Company's major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are not a significant factor in the industry. The Company does not have a significant backlog of orders, as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT

The Company's research and development center uses state-of-the-art technology to assist all levels of the manufacturing and sales processes from raw materials supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. The Company actively pursues applications for patents on new inventions and designs and attempts to protect its patents against infringement. Nevertheless, the Company believes that its success and growth are dependent on the quality of its products and its relationships with its customers, rather than on the extent of its patent protection. The Company holds or is licensed to use certain patents, licenses, trademarks and tradenames on products, but does not consider that the successful continuation of any important phase of its business is dependent upon such patents. The cost of the Company's research and development center for 1998, 1997 and 1996 was approximately $3 million each year.

EMPLOYEES

The Company had approximately 15,000 employees at December 31, 1998, of whom approximately 9,700 (65%) are represented by collective bargaining units. The expiration dates of union contracts for the Company's major paper mill facilities are as follows: the Brewton, AL mill, expiring in October 2002 and the Fernandina Beach, FL mill, expiring in June 2003. The Company believes that its employee relations are generally good and is currently in the process of bargaining with unions representing production employees at a number of its operations. While the terms of these agreements may vary, the Company believes that the material terms of its collective bargaining agreements are customary for the industry and the type of facility, the classification of the employees and the geographic location covered thereby.

ENVIRONMENTAL COMPLIANCE

The Company's operations are subject to extensive environmental regulation by federal, state, and local authorities. The Company has in the past, made significant capital expenditures to comply with water, air, solid and hazardous waste, and other environmental laws and regulations, and expects to make significant expenditures in the future for environmental compliance. Because various environmental standards are subject to change, it is difficult to predict with certainty the amount of capital expenditures that will ultimately be required to comply with future standards. In particular, the United States Environmental Protection Agency ("EPA") has finalized significant parts of its comprehensive rule governing the pulp, paper and paperboard industry (the "Cluster Rule"), which will require substantial expenditures to achieve compliance. The Company estimates, based on engineering studies done to date, that compliance with these portions of the Cluster Rule should require less than $130 million in capital expenditures over the next two to four years. The ultimate cost of complying with the regulations cannot be predicted with certainty until further engineering studies are completed and additional regulations are finalized.

In addition to Cluster Rule compliance, the Company also anticipates additional capital expenditures related to environmental compliance, although in the opinion of management, such compliance will not adversely affect the Company's competitive position. For the past three years, the Company has spent an average of approximately $15 million annually on capital expenditures for environmental purposes. The anticipated spending for such capital projects for fiscal 1999 is approximately $32 million. A significant amount of the increased expenditures in 1999 will be due to compliance with the Cluster Rule and is included in the estimate of less than $130 million referenced above. Since the Company's competitors are, or will be, subject to comparable environmental standards, including the Cluster Rule, management is of the opinion, based on current information, that compliance with environmental standards will not adversely affect the Company's competitive position.

ITEM 2.  PROPERTIES

The Company maintains manufacturing facilities and sales offices throughout North America. The Company's facilities are properly maintained and equipped with machinery suitable for their use. The Company's manufacturing facilities, excluding the discontinued newsprint operations, as of December 31, 1998 are summarized below.

                                                Number of Facilities
                                         --------------------------------    State
                                         Total        Owned      Leased    Locations
                                         -----        -----      ------    ---------
Paper mills                                  13         13          0          9
Corrugated container plants                  52         38         14         21
Folding carton plants                        20         16          4         10
Specialty packaging plants                   30         11         19         16
Reclamation plants                           27         20          7         13
Wood products plants                          1          1          0          1
Cladwood'r'                                   2          2          0          1
                                            ---        ---        ---        ---
    Total                                   145        101         44         28


The approximate annual tons of productive capacity, in thousands, of the Company's paper mills, including the proportionate share of its affiliate's productive capacity based on ownership percentage, at December 31, 1998 were:

                                                          Annual
                                                         Capacity
                                                         --------
          Containerboard                                 1,518
          Solid bleached sulfate                           192
          Recycled boxboard                                633
          Uncoated recycled boxboard                       131
          Affiliates (containerboard)                       93
                                                         -----
             Total                                       2,567

Approximately 62% of the Company's investment in property, plant and equipment is represented by its paper mills. In addition to its manufacturing facilities, the Company owns approximately 820,000 acres and leases approximately 163,000 acres of timberland in the southeastern United States and also operates wood harvesting facilities.


ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

Subsequent to an understanding reached in December 1998, the Company and SNC entered into a Settlement Agreement in January 1999 to implement a nationwide class action settlement of claims involving Cladwood'r', a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. The class action claimants allege that Cladwood'r' siding on their homes prematurely failed. The settlement was reached in connection with a class action pending in King County, Washington and would also resolve all other pending class actions. The Superior Court of Washington has preliminarily approved this settlement and will hold a fairness hearing on the settlement in May 1999. Pursuant to the settlement, SNC has agreed to pay $20 million into a settlement fund, plus up to approximately $6.5 million of administrative costs, plaintiffs' attorneys' fees, and class representative payments. The Company has established reserves that it believes will be adequate to pay eligible claims; however, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood'r' cases could exceed established reserves.

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

ENVIRONMENTAL MATTERS

From 1995 to 1998, Federal and State of Oregon authorities conducted an investigation of potential violations of the Clean Water Act by SNC at its Sweet Home and Philomath, OR Cladwood'r' manufacturing facilities. In order to conclude this matter, SNC pled guilty in November 1998 to a one-count felony violation of the Clean Water Act. Under the terms of the plea agreement, SNC paid a $50,000 fine and paid $7,500 in restitution to each of the Oregon Department of Environmental Quality and the Western States Project, and the United States agreed not to bring further criminal charges against SNC for activities that have been the subject of the investigation.

In March 1999, management of SNC's Oregon City, OR newsprint mill became aware of possible alterations by one if its employees of data utilized in determining compliance with the mill's National Pollutant Discharge Elimination System ("NPDES") permit. SNC conducted a thorough internal investigation of this matter, and based on this investigation concluded that such alterations did occur, and that as a result the mill violated its NPDES permit limits on suspended solids on several occasions. SNC provided both the EPA and the Oregon Department of Environmental Quality with a detailed report of its investigation and it is probable that the agencies will conduct an additional investigation based on this report. SNC intends to continue to fully cooperate with any such investigation. While it is too early at this time to predict the potential consequences of this matter to SNC, it is possible that SNC would be subject to civil penalties and criminal charges.

Federal, state and local environmental requirements are a significant factor in the Company's business. The Company employs processes in the manufacture of paperboard and other products, which result in various discharges, emissions, and wastes, and which are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. The Company operates and expects to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions, and wastes.

The Company also faces potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and analogous state laws, regardless of fault or the lawfulness of the original disposal. The Company has received notice that it is or may be a PRP at a number of federal and/or state sites where response action may be required, and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Because the Company's relative percentage of waste deposited at a majority of these sites is quite small, management of the Company believes, based on current information, that its probable liability under CERCLA and similar state laws, taken on a case by case basis or in the aggregate, will not have a material adverse effect on its financial condition or operations.

In addition to participating in remediation of sites owned by third parties, the Company has entered into consent orders for investigation and/or remediation of certain Company-owned properties. The Company believes that its potential liability for investigation or remediation for these sites, either individually or in the aggregate, will not have a material adverse effect on its financial condition or operations.

Based on current information, the Company believes that the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and remediation of owned property, will not have a material adverse effect on the Company's financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved at December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the registrant during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company is a wholly-owned subsidiary of SSCC, and therefore, all of the outstanding common stock of the Company ("JSCE Common Stock") is owned by SSCC. As a result, there is no established public market for the JSCE Common Stock.

DIVIDENDS

The Company has not paid cash dividends on its common stock. The ability of the Company to pay dividends in the future is restricted by certain provisions contained in the JSC (U.S.) Credit Agreement (as defined) and the indentures relating to the outstanding indebtedness of JSC (U.S.), which the Company guarantees.

ITEM 6. SELECTED FINANCIAL DATA
(In millions, except statistical data)

                                                          1998(a)       1997        1996             1995          1994
-------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS(b)

Net sales                                               $  3,022     $  2,936     $  3,087          $  3,706     $  2,974
Income (loss) from operations                                (49)         175          332               601          310
Income (loss) from continuing operations before
  extraordinary item and cumulative effect of
  accounting changes                                        (154)         (20)          79               230           22
Discontinued operations, net of income tax provision          10           21           38                17          (10)
Income (loss) before extraordinary item and
  cumulative effect of accounting change                    (144)           1          117               247           12
Net income (loss)                                           (160)           1          112               243          (43)
-------------------------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA

Net cash provided by operating activities               $    117     $     88     $    380          $    393     $    135
Net cash used for investing activities                      (595)        (175)        (133)             (160)        (148)
Net cash provided by (used for) financing activities         484           87         (262)             (268)          31
Depreciation, depletion and amortization                     134          127          125               122          116
Capital investments and acquisitions                         265          191          129               170          152
Working capital                                              145           71           34                51           15
Property, plant, equipment and timberland, net             1,760        1,788        1,720             1,709        1,681
Total assets                                               3,174        2,771        2,688             2,783        2,759
Long-term debt, less current maturities                    2,526        2,025        1,934             2,111        2,392
Stockholders'  deficit                                      (538)        (374)        (375)             (487)        (730)
-------------------------------------------------------------------------------------------------------------------------
STATISTICAL DATA (TONS IN THOUSANDS)

Containerboard and SBS production (tons)                   2,163        2,214        2,250             2,176        2,198
Coated boxboard production (tons)                            582          585          538               545          537
Corrugated shipments (billion sq. ft.)                      29.9         31.7         30.0              29.4         30.8
Folding carton shipments (tons)                              536          488          474               476          493
Fiber reclaimed and brokered (tons)                        5,155        4,832        4,464             4,293        4,134
Number of employees                                       15,000       15,800       15,800            16,200       16,600

(a) The Company recorded pre-tax charges of $310 million ($187 million after tax) in the fourth quarter of 1998, including $257 million of restructuring charges in connection with the Merger, $30 million for settlement of its Cladwood'r' litigation and $23 million of Merger related costs.

(b) The operating results for all prior periods have been restated to present the operating results of SNC as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Market conditions and demand for containerboard and corrugated containers, the Company's primary products, are generally subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and the Company's profitability.

Containerboard market conditions have generally been weak since 1996 due primarily to excess capacity within the industry. During this period, inventory levels were high and many paper companies, including the Company, took economic downtime at their mills in order to reduce inventories. Lost production resulting from economic downtime for the industry overall in the second half of 1998 was approximately 1.5 million tons, or 8%, of capacity. Linerboard prices declined dramatically in 1996 and continued to fall in the first half of 1997, dropping to $310 per ton in April 1997. Lower inventory levels and strengthening demand in the second half of 1997 combined to increase prices to approximately $390 per ton by December 1997. Linerboard prices were stable in the first half of 1998, but declined during the second half of the year. The price at December 31, 1998 was approximately $340 per ton. Corrugated container prices followed this same pricing trend during the past three years with somewhat less fluctuation.

The outlook for containerboard and corrugated containers in late 1998 and early 1999 has improved substantially. The strength of December corrugated container shipments and the amount of economic downtime taken at paper mills in the second half of 1998 have resulted in a significant reduction in inventory levels. In addition, several paper companies, including the Company, have announced mill shutdowns approximating 6% of industry capacity. The shutdowns will improve the balance between supply and demand. Based on these developments, the Company implemented a price increase for linerboard and medium of $50 per ton and $60 per ton, respectively, in the first quarter of 1999.

Market conditions in the folding carton and boxboard mill industry were stable in 1997, but weakened somewhat in 1998 as demand declined 3% compared to last year. Mill productive capacity in the boxboard industry exceeds current levels of demand. While economic downtime at boxboard mills was avoided, the lower demand for board resulted in reduced prices. Boxboard prices increased in 1997 and held steady for the first nine months of 1998. Boxboard prices began to decline in the last quarter of 1998 due to weaker demand. The price for recycled boxboard declined by approximately $30 per ton during 1998. The combination of reduced demand and industry-wide excess capacity continued to keep pressure on folding carton selling prices during 1998.

Recycled fiber is an important raw material of the Company's recycled paperboard mills. Supplies of recycled fiber can vary widely at times and are highly dependent upon the demand of recycled paper mills. Because of the lower demand created by the extensive economic downtime taken by containerboard mills in recent years and particularly in 1998, the price of old corrugated containers ("OCC") declined in 1998 to its lowest levels in five years.

RESULTS OF OPERATIONS

SEGMENT DATA
(In millions)

                                                       1998                    1997                  1996
                                               --------------------    --------------------   -------------------
                                                 Net        Profit/       Net       Profit/     Net       Profit/
                                                Sales       (loss)       Sales      (loss)     Sales      (loss)
                                               ------------------------------------------------------------------
Containerboard & corrugated containers         $ 1,696     $   113     $ 1,607     $    56    $ 1,794    $   197
Reclamation                                        265          (1)        292           6        218         (2)
Boxboard and folding cartons                       784          67         752          68        756         66
Other operations                                   277          35         285          33        319         38
                                               -------     -------     -------     -------    -------    -------
Total operations                               $ 3,022         214     $ 2,936         163    $ 3,087        299
                                               =======                 =======                =======
Other, net (1)                                                (463)                   (186)                 (168)
                                                           -------                 -------                -------
Income (loss) from continuing operations
 before income taxes, extraordinary item
 and cumulative effect of accounting change                $  (249)                $   (23)               $   131
                                                           =======                 =======                =======

(1) Other, net includes corporate revenues and expenses, net interest expense and, for 1998, a $257 million restructuring charge in connection with the Merger, which covers the cost of shutting down certain mills and termination of employees and other Merger related costs.


1998 COMPARED TO 1997

Net sales of $3,022 million and operating profits of $214 million were higher than 1997 by 3% and 31%, respectively, due primarily to higher sales prices. The increase or decrease in net sales for the Company's segments is shown in the chart below.

(In millions)                                           1998 Compared to 1997
                                  -------------------------------------------------------------------
                                  Containerboard  Boxboard
                                   & Corrugated   & Folding                       Other
                                    Containers     Cartons       Reclamation     Operations     Total
                                  --------------  ---------      -----------     ----------     -----
Increase (decrease) due to:
   Sales prices and product mix       $ 146         $ (13)         $ (59)         $  11         $   85
   Sales volume                         (63)           45             34            (12)             4
   Acquisitions and new facilities        9                                                          9
   Sold or closed facilities             (3)                          (2)            (7)           (12)
                                      -----         -----          -----          -----          -----
Total increase (decrease)$            $  89         $  32          $ (27)         $  (8)         $  86
                                      =====         =====          =====          =====          =====

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

Net sales of the Containerboard and Corrugated Containers segment increased 6% compared to 1997 to $1,696 million and segment profits increased $57 million compared to 1997 to $113 million. The increases in net sales and profits were primarily the result of increased sales prices. Containerboard and corrugated container prices were higher in 1998 by 16% and 11%, respectively, compared to 1997. SBS prices declined 2% during the period. Containerboard sales volume in 1998 declined 2% compared to 1997 due primarily to the closure of three containerboard mills, effective December 1, 1998 (See "Restructuring, Merger Related Costs and Litigation Costs") and higher levels of economic downtime. The cost of the mill closures is included in other, net in the Segment Data table above. The Company also had 28 days of downtime in 1997 at its Brewton, AL mill associated with a rebuild and upgrade of its mottled white paper machine. Sales volume for corrugated containers declined 6% compared to 1997 due to the Company's strategy to reduce volume associated with low margin accounts. Cost of goods sold as a percent of net sales decreased from 88% in 1997 to 85% in 1998 due primarily to the higher sales prices in 1998.

BOXBOARD AND FOLDING CARTONS SEGMENT

Net sales of the Boxboard and Folding Cartons segment increased 4% compared to 1997 to $784 million and segment profits declined $1 million compared to 1997 to $67 million. The increase in net sales was due primarily to increased sales volume of folding cartons. Folding carton sales volume increased 10% compared to 1997, reflecting growth in new business acquired near the end of 1997. Sales volume for the boxboard mills declined 1% compared to 1997. Boxboard prices were higher in 1998 on average, increasing 3% compared to 1997. Folding carton prices declined 3%, reflecting the change in product mix related to the new business acquired. Cost of goods sold as a percent of net sales for 1998 was comparable to 1997.

RECLAMATION SEGMENT

Net sales of the Reclamation segment declined 9% compared to 1997 to $265 million and segment profit decreased $7 million compared to 1997 to a loss of $1 million. The decreases were due to lower prices. On average, sales prices for reclaimed fiber were 16% lower in 1998 compared to 1997. The decline in price was due to the reduced demand for fiber from old corrugated containers ("OCC"). In spite of the downturn in domestic demand, the Company was able to increase overall sales volume nearly 7% over 1997 by increasing foreign sales and supply positions with major domestic customers. Cost of goods sold as a percent of net sales increased from 87% in 1997 to 89% in 1998 due to the lower sales prices in 1998.

DISCONTINUED OPERATIONS

During February 1999, the Company announced its intention to divest the operating assets of SNC. The SNC results are reflected as discontinued operations for all periods presented in the Company's statements of operations. Net sales for discontinued operations amounted to $324 million, $302 million, and $323 million for 1998, 1997 and 1996, respectively.

RESTRUCTURING, MERGER RELATED CHARGES AND LITIGATION COSTS

During the fourth quarter of 1998, the Company recorded pre-tax charges of $310 million ($187 million after tax), including $257 million for restructuring costs in connection with the Merger, $23 million of other Merger related costs and $30 million for settlement of certain litigation.

The restructuring included the shutdown of approximately 1.1 million tons, or 15%, of SSCC's North American containerboard mill capacity. Three JSC (U.S.) containerboard mills with capacity of approximately 700,000 tons were closed. The restructuring charge of $257 million included provisions for costs associated with (i) adjustment of property plant and equipment of closed facilities to fair value less costs to sell of $179 million, (ii) facility closure costs of $42 million, (iii) severance related costs of $27 million, and
(iv) other Merger related costs of $9 million. The cash and non-cash elements of the restructuring charge are $78 million and $179 million, respectively.

The Company closed the mill facilities on December 1 and, as of December 31, 1998, the Company had terminated approximately 700 employees. The Company intends to either abandon or sell these facilities in the near future. Future cash outlays for the restructuring are anticipated to be $42 million in 1999, $6 million in 2000, $5 million in 2001 and $18 million thereafter. The Company is continuing to evaluate all areas of its business in connection with the Merger integration, including the identification of corrugated container facilities that might be closed. Additional restructuring charges are expected in 1999 as management finalizes its plans.

During January 1999, SSCC and SNC entered into a Settlement Agreement to implement a nationwide class action settlement of claims involving Cladwood'r', a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. The Company recorded a $30 million pre-tax charge in its results from discontinued operations for amounts SNC has agreed to pay into a settlement fund, administrative costs, plaintiffs' attorneys' fees, class representative payments and other costs. The Company believes its reserve is adequate to pay eligible claims. However, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood'r' cases could exceed established reserves. See
Item 3. Legal Proceedings.

INTEREST

Interest expense for 1998 was $196 million, the same as for 1997. The average effective interest rate for the Company's outstanding debt was lower in 1998, offsetting the impact of higher average debt levels outstanding.

INCOME TAXES

For information concerning the benefit from (provision for) income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.

1997 COMPARED TO 1996

Net sales of $2,936 million and profits of $163 million for the Company's operations were lower than 1996 by 5% and 45%, respectively due primarily to lower sales prices. Other net costs shown in the Segment Data table above include corporate revenues and expenses and net interest expense. The increase or decrease in net sales for the Company's segments is shown in the chart below.

  (In millions)                                                    1997 Compared to 1996
                                           --------------------------------------------------------------------------
                                           Containerboard    Boxboard
                                            & Corrugated     & Folding                          Other
                                             Containers       Cartons       Reclamation      Operations        Total
                                             ----------       -------       -----------      ----------        -----
    Increase (decrease) due to:
     Sales prices and product mix              $(220)          $ (38)          $  45           $ (20)          $(233)
     Sales volume                                 15              34              23              12              84
     Acquisitions and new facilities              22                               6                              28
     Sold or closed facilities                    (4)                                            (26)            (30)
                                               -----           -----           -----           -----           -----
   Total net sales decrease                    $(187)          $  (4)          $  74           $ (34)          $(151)
                                               =====           =====           =====           =====           =====


CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

Net sales of the Containerboard and Corrugated Containers segment decreased 10% compared to 1996 to $1,607 million and segment profit decreased $141 million compared to 1996 to $ 56 million. The decrease in net sales and profits were primarily a result of significant reductions in sales prices for containerboard and corrugated containers. An increase in sales volume slightly offset the decline due to price. On average, corrugated container prices and containerboard prices each decreased 13% compared to 1996. SBS prices decreased 2% compared to 1996. Demand for corrugated containers was strong throughout 1997 and shipments of corrugated containers increased 6% compared to 1996. As market conditions improved, the Company successfully implemented two price increases in 1997 for linerboard, the first in August for $40 per ton and the second in October for $50 per ton. Containerboard sales volume in 1997 decreased 2% compared to 1996 due to economic downtime taken to reduce inventories in 1997 and a shutdown at the Company's Brewton, Alabama mill associated with a rebuild and upgrade of its mottled while paper machine. Shipments of SBS increased 2% compared to 1996. Cost of goods sold as a percent of net sales increased from 81% in 1996 to 88% in 1997 due primarily to the lower sales prices in 1998.

BOXBOARD AND FOLDING CARTONS SEGMENT

Net sales of the Boxboard and Folding Cartons segment decreased 1% compared to 1996 to $752 million, and segment profit increased $ 2 million when compared to 1996 to $68 million. The decrease in net sales was primarily a result of lower average sales prices largely offset by an increase in volume. Sales prices for boxboard and folding cartons each decreased 5% compared to 1996. Demand strengthened in the second half of 1997, enabling the Company to implement a $40 per ton price increase in the fourth quarter of 1997. Demand for folding cartons and boxboard remained steady throughout 1997. Shipments of folding cartons and boxboard increased 3% and 6%, respectively, compared to 1996. Cost of goods sold as a percent of net sales decreased from 84% in 1996 to 83% in 1997 due primarily to product mix.

RECLAMATION SEGMENT

Net sales for the Reclamation segment increased 34% compared to 1996 to $292 million, and segment profits increased $8 million compared to 1996 to $6 million. The increases were primarily the result of improved selling prices and volume. Shipments of reclaimed fiber increased 8% compared to 1996. On average, sales prices for reclaimed fiber were 17% higher in 1997 compared to 1996. Cost of goods sold as a percent of net sales decreased from 89% in 1996 to 87% in 1997 due to the higher sales prices in 1998.

INTEREST

Net interest expense of $196 million for 1997 was $2 million lower than for 1996. The decline was due primarily to lower average debt levels outstanding and lower effective interest rates.

INCOME TAXES

For information concerning the benefit from (provision for) income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for 1998 of $117 million and borrowings under the Company's bank credit facilities of $1,441 million were used primarily to fund capital investments totaling $265 million, make intercompany loans to SSCC of $336 million related to the Merger, fund net debt payments of $921 million and pay $35 million of deferred debt issuance costs. Capital investments of $265 million include the purchase of a containerboard machine located at the Company's mill in Fernandina Beach, FL for $175 million from a subsidiary of Jefferson Smurfit Group plc (the "Fernandina No. 2 Machine").

FINANCING ACTIVITIES

In March 1998, JSC (U.S.) entered into a new credit facility (the "JSC (U.S.) Credit Agreement") consisting of a $550 million revolving credit facility, a $400 million seven-year Tranche A Term Loan, and a $350 million eight-year Tranche B Term Loan. Net proceeds from the JSC (U.S.) Credit Agreement were used to fully repay outstanding principal and accrued interest under the Company's previous credit facility. The JSC (U.S.) Credit Agreement reduced interest expense, extended debt maturities, and improved the financial flexibility of the Company. JSC (U.S.) recorded an extraordinary loss of $13 million (net of income tax benefits of $9 million) related to the early extinguishment of the Company's bank debt.

In November 1998, in connection with the Merger, JSC (U.S.) and its bank group amended and restated the JSC (U.S.) Credit Agreement to, among other things (i) allow an additional $550 million borrowing on the Tranche B Term Loan, (ii) allow the purchase of the Fernandina No. 2 Machine, (iii) make a $300 million intercompany loan to SSCC, which was contributed to Stone as additional paid-in capital (iv) permit the Merger; and (v) ease certain financial covenants.

The JSC (U.S.) Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The JSC (U.S.) Credit Agreement also requires prepayments if JSC (U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. The obligations under the JSC(U.S.) Credit Agreement are unconditionally generated by the Company and certain of its subsidiaries. The obligations under the JSC(U.S.) Credit Agreement are secured by a security interest in substantially all of the assets of JSC(U.S.). Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The Company intends to sell or liquidate certain of its assets, including its newsprint and woodlands operations. Proceeds from asset sales are required to be used to pay down the borrowings under the JSC(U.S.) Credit Agreement.

The Company expects internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, restructuring payments, settlement of the Cladwood'r' litigation and capital expenditures. Scheduled debt payments in 1999 and 2000 are $44 million and $70 million, respectively, with increasing amounts thereafter. Capital expenditures for 1999 are expected to be approximately $110 million. The

Company expects to use any excess cash provided by operations to make further debt reductions. As of December 31, 1998, the Company had $422 million of unused borrowing capacity under the JSC(U.S.) Credit Agreement and $106 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC (U.S.)'s level of eligible accounts receivable.

YEAR 2000

The Year 2000 problem concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business. The Company believes that, by replacing, repairing or upgrading these systems, the Year 2000 issue can be resolved without material operational difficulties. While it is difficult, at present, to fully quantify the overall cost of this work, the Company expects to spend approximately $43 million through 1999 to correct the Year 2000 problem, of which approximately $18 million has been incurred through December 31, 1998. A large portion of these costs relate to enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. The Company is utilizing both internal and external resources to evaluate the potential impact of the Year 2000 problem. The Company plans to fund its Year 2000 effort with cash from operations and borrowings under the JSC (U.S.) Credit Agreement.

The Company's Year 2000 Program Management Office is responsible for guiding and coordinating operating units in developing and executing their Year 2000 plans, enabling the Company to share knowledge and work across operating units, developing standard planning and formats for internal and external reporting, consistent customer and vendor communications and where appropriate, the development of contingency plans. The Company's Year 2000 program consists of the following seven phases:

   Phase 1: Planning/Awareness: The planning and awareness phase includes the identification of critical business processes and components.
   Phase 2: Inventory: During the inventory phase, Company personnel will identify systems that could potentially have a Year 2000 problem and categorize the system as compliant, non-compliant, obsolete or unknown.
   Phase 3: Triage: In the triage phase, every system is assigned a business risk as high, medium, or low.
   Phase 4: Detailed Assessment: The detailed assessment provides for a planned schedule of remediation and estimated cost.
   Phase 5: Remediation: Remediation involves what corrective action to take if there is a Year 2000 problem, such as replacing, repairing or upgrading the system, and concludes with the execution of system test.
   Phase 6: Fallout: In the Fallout phase, the inventory will be kept up to date and no new Year 2000 problems will be introduced.
   Phase 7: Contingency Planning: The Company is developing contingency plans for the most reasonable worst case scenarios.

The Company has completed the planning, inventory, triage, and detailed assessment of its IT systems and is taking corrective action and testing the new, upgraded or repaired systems. The Company identified seven high-risk IT systems, of which two have been remediated and the remaining five are scheduled to be substantially completed by the end of the second quarter of 1999.

The Company's operating facilities rely on control systems, which control and monitor production, power, emissions and safety. The inventory, triage and detailed assessment phases for all operating facilities are expected to be substantially completed by the first quarter of 1999. The Company retained a third party to assist with the verification and validation of these three phases. The Company expects to have substantially completed all phases of its Year 2000 program by the end of the second quarter of 1999.

The Year 2000 Project Management Office is in the process of surveying each vendor to insure that they are Year 2000 compliant or have a plan in place. Vendor responses are due to be received by the end of the first quarter of 1999. The Company also has compiled a list of mission critical vendors. A mission critical vendor is a provider of goods or services without which a facility could not function. Where appropriate, Company representatives will conduct an in-depth investigation of a mission critical vendor's ability to be Year 2000 compliant.

The Company currently believes that it will be able to replace, repair or upgrade all of its IT and non-IT systems affected by the Year 2000 problem on a timely basis. In the event the Company does not complete its plan to bring systems into compliance before the year 2000, there could be severe disruption in the operation of its process control and other manufacturing systems, financial systems and administrative systems. Production problems and delayed product deliveries could result in a loss of customers. The production impact of a Year 2000 related failure varies significantly among the facilities and any such failure could cause manufacturing delays, possible environmental contamination or safety hazards. The most reasonably likely worst case scenario is the occurrence of a Year 2000 related failure on one or more of the Company's paper machines. The Company has the capability to produce and ship products from multiple geographic locations should disruptions occur. Delays in invoicing customer shipments could cause a slowdown in cash receipts, which could affect the Company's ability to meet its financial obligations. To the extent customers experience Year 2000 problems that are not remediated on a timely basis, the Company may experience material fluctuations in the demand for its products. The amount of any potential liability and/or lost revenue cannot be reasonably estimated at this time; however, such amounts could be material.

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Each of the Company's operating facilities is developing a specific contingency plan for their most reasonably likely worst case scenarios. These plans are expected to be complete for both IT systems and non-IT systems by the end of the second quarter of 1999. The Company will also seek to take appropriate actions to mitigate the effects of the Company's or significant vendors' failure to remediate the Year 2000 problem in a timely manner, including increasing the inventory of critical raw materials and supplies, increasing finished goods inventories, switching to alternative energy sources, and making arrangements for alternate vendors.

There is a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time. However, failure to meet critical milestones being identified in the Company's plans would provide advance notice, and steps would be taken to prevent injuries to employees and others, and to prevent environmental contamination. Customers and suppliers would also receive advance notice allowing them to implement alternate plans.

ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has made, and expects to continue to make, significant capital expenditures to comply with water, air and solid and hazardous waste regulations. Capital expenditures for environmental control equipment and facilities were approximately $24 million in 1997 and approximately $10 million in 1998. The Company anticipates that environmental capital expenditures will approximate $32 million in 1999. The majority of the 1999 expenditures relate to amounts that the Company currently anticipates will be required to comply with the Cluster Rule. Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on legislative and technological developments which cannot be predicted at this time, such costs could increase as environmental regulations become more stringent. Environmental control expenditures include projects which, in addition to meeting environmental concerns, may yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation) represent ongoing costs to the Company.

In November 1997, the EPA issued the Cluster Rule, which made existing requirements for discharge of wastewaters under the Clean Water Act more stringent and impose new requirements on air emissions under the Clean Air Act for the pulp and paper industry. Though the final rule is still not fully promulgated, the Company currently believes it will be required to make capital expenditures of up to $130 million from 1999 through 2002 in order to meet the requirements of the new regulations. Also, additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service.

In addition, the Company is from time to time subject to litigation and governmental proceedings regarding environmental matters in which injunctive and/or monetary relief is sought. The Company has been named as a PRP at a number of sites which are the subject of remedial activity under the CERCLA or comparable state laws. Although the Company is subject to joint and several liability imposed under CERCLA, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Payments related to clean-up at existing and former operating sites and CERCLA sites were not material to the Company's liquidity during 1998. Future environmental regulations may have an unpredictable adverse effect on the Company's operations and earnings, but they are not expected to adversely affect the Company's competitive position.

EFFECTS OF INFLATION

Although inflation has slowed in recent years, it is still a factor in yhe economy and the Company continues to seek ways to mitigate its impact to the extent permitted by competition. Inflationary increases in operating costs have been moderate since 1996, and have not had a material impact on the Company's financial position or operating results during the last three years. The Company uses the last-in, first-out method of accounting for approximately 82% of its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus provides a closer matching of revenue and expenses in periods of increasing costs. On the other hand, depreciation charges represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

PROSPECTIVE ACCOUNTING STANDARDS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Computer Software Developed or Obtained for Internal Use," which requires that certain costs incurred in connection with developing or obtaining software for internal-use must be capitalized. Cost for such work performed internally by Company employees is currently expensed as incurred. SOP 98-1 is effective beginning on January 1, 1999. The Company does not expect that the adoption of SOP 98-1 will have a material impact on its future earnings or financial position.

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Investments and Hedging Activities." SFAS No. 133 requires that all derivative Instruments be recorded on the balance sheet at fair value. The Company has not assessed what the impact of SFAS No. 133 will be on the Company's future earnings or financial position.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. The Company's financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt whereas, a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Management's objective is to protect the Company from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. To mitigate the impact of fluctuations in interest rates, the Company periodically enters into interest rate swaps, caps or options to hedge interest rate exposure. The Company does not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. At December 31, 1998 there were no derivative contracts outstanding.

The table below presents principal amounts by year of anticipated maturity for the Company's debt obligations and related average interest rates base on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 4 to the Notes to Consolidated Financial Statements.

SHORT AND LONG-TERM DEBT


Outstanding as of December 31, 1998                                                                                  Fair
(in $ millions)                               1999        2000      2001     2002      2003    Thereafter  Total     Value
-------------------------------------------------------------------------------------------------------------------------
Bank term loans and revolver --
  8.71% average interest rate (variable)     $   34    $   59    $   59    $   59    $   60    $1,114    $1,385    $1,385
U.S. accounts receivable securitization --
   5.41% average interest rate (variable)                                     209                           209       209
Senior notes --
   10.36% average interest rate (fixed)                                       100       500       300       900       930
U.S. industrial revenue bonds --
    7.53% average interest rate1(fixed)           1         3                             4        24        32        32
Other                                             9         7         8         8         4         8        44        44
                                             ----------------------------------------------------------------------------
Total Debt                                   $   44    $   69    $   67    $  376    $  568    $1,446    $2,570    $2,600
                                             ============================================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:                                             Page No.
                                                                           --------
    Management's Responsibility for Financial Statements......................22

    Report of Independent Auditors............................................23

    Consolidated balance sheets - December 31, 1998 and 1997 .................24

    For the years ended December 31, 1998, 1997 and 1996:
       Consolidated statements of operations..................................25
       Consolidated statements of stockholders' equity (deficit)..............26
       Consolidated statements of cash flows..................................27
    Notes to consolidated financial statements................................28

The following consolidated financial statement schedule of JSCE, Inc. is included in Item 14(a):

    II: Valuation and Qualifying Accounts and Reserves........................47

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




/s/ Roger W. Stone
--------------------------------------
Roger W. Stone
President and Chief Executive Officer




/s/ Paul K. Kaufmann
--------------------------------------
Paul K. Kaufmann
Vice President and Corporate Controller
(Principal Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
JSCE, Inc.

We have audited the accompanying consolidated balance sheets of JSCE, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JSCE, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for start-up costs.

                                                            /s/Ernst & Young LLP
                                                            --------------------
                                                               Ernst & Young LLP


St. Louis, Missouri
February 11, 1999,
except for Note 11, as to which the date is March 23, 1999

                                   JSCE, INC.
                           CONSOLIDATED BALANCE SHEETS


December 31,  (In millions, except share data)                                 1998        1997
Assets

Current assets
  Cash and cash equivalents ............................................    $    18      $   12
  Receivables, less allowances of $9 in 1998 and $10 in 1997 ...........        294         302
  Inventories
    Work-in-process and finished goods .................................        104          89
    Materials and supplies .............................................        124         151
                                                                            -------------------
                                                                                228         240
  Refundable income taxes ..............................................         22           6
  Deferred income taxes ................................................        122          32
  Prepaid expenses and other current assets ............................         10          10
                                                                            -------------------
    Total current assets ...............................................        694         602
Net property, plant and equipment ......................................      1,499       1,523
Timberland, less timber depletion ......................................        261         265
Goodwill, less accumulated amortization
  of $65 in 1998 and $58 in 1997 .......................................        226         237
Notes receivable from SSCC .............................................        342
Other assets ...........................................................        152         144
                                                                            -------------------
                                                                            $ 3,174     $ 2,771
-----------------------------------------------------------------------------------------------
Liabilities and Stockholder's Deficit

Current liabilities
  Current maturities of long-term debt .................................    $    44     $    15
  Accounts payable .....................................................        276         334
  Accrued compensation and payroll taxes ...............................         75          88
  Interest payable .....................................................         28          25
  Other current liabilities ............................................        126          69
                                                                            -------------------
    Total current liabilities ..........................................        549         531
Long-term debt, less current maturities ................................      2,526       2,025
Other long-term liabilities ............................................        278         227
Deferred income taxes ..................................................        359         362
Stockholder's equity (deficit)
  Common stock, par value $.01 per share; 1,000
    shares authorized and outstanding
  Additional paid-in capital ...........................................      1,102       1,102
  Retained earnings (deficit) ..........................................     (1,636)     (1,476)
  Accumulated other comprehensive income (loss) ........................         (4)
                                                                            -------------------
    Total stockholder's equity (deficit) ...............................       (538)       (374)
                                                                            -------------------
                                                                            $ 3,174     $ 2,771
================================================================================================


See notes to consolidated financial statements.

                                   JSCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


Year Ended December 31,  (In millions)                               1998       1997       1996
--------------------------------------------------------------------------------------------------
Net sales .....................................................    $ 3,022     $ 2,936     $ 3,087
Costs and expenses
  Cost of goods sold ..........................................      2,524       2,514       2,500
  Selling and administrative expenses .........................        290         247         255
  Restructuring charge ........................................        257
                                                                   -------------------------------
    Income (loss) from operations .............................        (49)        175         332
Other income (expense)
  Interest expense, net .......................................       (196)       (196)       (198)
  Other, net ..................................................         (5)         (2)         (3)
                                                                   -------------------------------
    Income (loss) from continuing operations before
      income taxes, extraordinary item and
      cumulative effect of accounting change ..................       (250)        (23)        131
Benefit from (provision for) income taxes .....................         96           3         (52)
                                                                   -------------------------------
  Income (loss) from continuing operations before extraordinary
    item and cumulative effect of accounting change ...........       (154)        (20)         79
Discontinued operations
  Income from discontinued operations,
     net of income taxes of $6 in 1998, $14 in 1997
     and $25 in 1996 ..........................................         10          21          38
                                                                   -------------------------------
      Income (loss) before extraordinary item and
        cumulative effect of accounting change ................       (144)          1         117
Extraordinary item
  Loss from early extinguishment of debt, net of income
  tax benefit of $9 in 1998 and $3 in 1996 ....................        (13)                     (5)
Cumulative effect of accounting change
  Start-up costs, net of income tax benefit of $2 .............         (3)
                                                                   -------------------------------
  Net income (loss) ...........................................    $  (160)    $     1     $   112
==================================================================================================


See notes to consolidated financial statements.

                                   JSCE, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)



(In millions, except share data)
-----------------------------------------------------------------------------------------------------------------
                                                     Common Stock
                                                    ---------------                          Accumulated
                                                    Number    Par   Additional    Retained      Other
                                                      of     Value,   Paid-In     Earnings   Comprehensive
                                                    Shares    $.01    Capital     (Deficit)  Income (Loss)  Total
                                                 ----------------------------------------------------------------
Balance at January 1, 1996 ....................      1,000    $        $ 1,102     $(1,589)      $        $ (487)

Comprehensive income
  Net income ..................................                                        112                   112
  Other comprehensive income, net of tax
                                                 ----------------------------------------------------------------
    Comprehensive income ......................                                        112                   112
                                                 ----------------------------------------------------------------
Balance at December 31, 1996 ..................      1,000               1,102      (1,477)                 (375)

Comprehensive income
  Net income ..................................                                          1                     1
  Other comprehensive income, net of tax
                                                 ----------------------------------------------------------------
    Comprehensive income ......................                                          1                     1
                                                 ----------------------------------------------------------------
Balance at December 31, 1997 ..................      1,000               1,102      (1,476)                 (374)

Comprehensive income (loss)
  Net loss ....................................                                       (160)                 (160)
  Other comprehensive income (loss), net of tax
    Minimum pension liability adjustment ......                                                   (4)         (4)
                                                 ----------------------------------------------------------------
      Comprehensive income (loss) .............                                       (160)       (4)       (164)
                                                 ----------------------------------------------------------------
Balance at December 31, 1998 ..................      1,000    $        $ 1,102     $(1,636)      $(4)     $ (538)
=================================================================================================================



See notes to consolidated financial statements.

                                   JSCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,  (In millions)                                 1998        1997        1996
----------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss) ..............................................    $  (160)    $     1     $   112
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
    Extraordinary loss from early extinguishment of debt .......         22                       8
    Cumulative effect of accounting change for start-up costs ..          5
    Depreciation, depletion and amortization ...................        134         127         125
    Amortization of deferred debt issuance costs ...............          8          11          13
    Deferred income taxes ......................................        (92)         13          34
    Non-cash employee benefit expense ..........................          5           4          17
    Non-cash restructuring charge ..............................        179
    Change in current assets and liabilities,
      net of effects from acquisitions
        Receivables ............................................          8         (24)         60
        Inventories ............................................          3         (32)         17
        Prepaid expenses and other current assets ..............         (1)          3
        Accounts payable and accrued liabilities ...............        (16)         (4)
        Interest payable .......................................         (4)         (5)         (4)
        Income taxes ...........................................        (16)         (6)          2
    Other, net .................................................         42                      (4)
                                                                     -------------------------------
  Net cash provided by operating activities ....................        117          88         380
                                                                     -------------------------------
Cash flow from investing activities
  Property additions ...........................................       (263)       (166)       (120)
  Timberland additions .........................................         (2)        (16)         (9)
  Investments in affiliates and acquisitions ...................                     (9)
  Notes receivable from SSCC ...................................       (336)
  Construction funds held in escrow ............................                      9         (10)
  Proceeds from property and timberland
    disposals and sale of businesses ...........................          6           7           6
                                                                     -------------------------------
  Net cash used for investing activities .......................       (595)       (175)       (133)
                                                                     -------------------------------
Cash flow from financing activities
  Borrowings under bank credit facilities ......................      1,441                     250
  Net borrowings (repayments) under accounts
    receivable securitization program ..........................         (1)         30         (38)
  Payments of long-term debt ...................................       (921)         (7)       (481)
  Other increases in long-term debt ............................                     64          13
  Deferred debt issuance costs .................................        (35)                     (6)
                                                                     -------------------------------
  Net cash provided by (used for) financing activities .........        484          87        (262)
                                                                     -------------------------------
Increase (decrease) in cash and cash equivalents ...............          6                     (15)
Cash and cash equivalents
  Beginning of year ............................................         12          12          27
                                                                     -------------------------------
  End of year ..................................................    $    18     $    12     $    12
===================================================================================================

See notes to consolidated financial statements.

                                   JSCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Tabular amounts in millions)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: JSCE, Inc., hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"), formerly known as Jefferson Smurfit Corporation ("JSC"). On November 18, 1998 a subsidiary of JSC was merged with Stone Container Corporation ("Stone"), an action hereafter referred to as the "Merger," and Stone became a subsidiary of SSCC. The Company owns 100% of the equity interest in JSC (U.S.) and is a guarantor of the senior unsecured indebtedness of JSC (U.S.). The Company has no operations other than its investment in JSC (U.S.). JSC (U.S.) has extensive operations throughout the United States.

The deficit in stockholder's equity is primarily due to SSCC's 1989 purchase of JSC (U.S.)'s common equity owned by Jefferson Smurfit Group plc ("JS Group") and the acquisition by JSC (U.S.) of its common equity owned by the Morgan Stanley Leveraged Equity Fund I, L.P., which were accounted for as purchases of treasury stock.

NATURE OF OPERATIONS: The Company's major operations are in paper products, recycled and renewable fiber resources, and consumer and specialty packaging. In February 1999, the Company announced its intention to divest its newsprint subsidiary, and accordingly, its newsprint segment is accounted for as a discontinued operation (See Note 8). The Company's paperboard mills procure virgin and recycled fiber and produce paperboard for conversion into corrugated containers, folding cartons and industrial packaging at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Consumer packaging produces labels and flexible packaging for use in industrial, medical and consumer product applications. Customers and operations are principally located in the United States. Credit is extended to customers based on an evaluation of their financial condition.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $14 million and $9 million are pledged at December 31, 1998 and 1997 as collateral for obligations associated with the accounts receivable securitization program (See Note 4).

REVENUE RECOGNITION: Revenue is recognized at the time products are shipped to external customers.

INVENTORIES: Inventories are valued at the lower of cost or market, principally under the last-in, first-out ("LIFO") method except for $42 million in 1998 and $51 million in 1997 which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $47 million and $62 million at December 31, 1998 and 1997, respectively.

NET PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are carried at cost. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Estimated useful lives of papermill machines average 23 years, while major converting equipment and folding carton presses have estimated useful lives of 20 years.

TIMBERLAND, LESS TIMBER DEPLETION: Timberland is stated at cost less accumulated cost of timber harvested. The portion of the costs of timberland attributed to standing timber is charged against income as timber is cut, at rates determined annually, based on the relationship of unamortized timber costs to the estimated volume of recoverable timber. The costs of seedlings and reforestation of timberland are capitalized.

GOODWILL: The excess of cost over the fair value assigned to the net assets acquired is recorded as goodwill and is being amortized using the straight-line method over 40 years.

DEFERRED DEBT ISSUANCE COSTS: Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method.

LONG-LIVED ASSETS: In accordance with Statement of Financial accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets held and used by the Company and the related goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

INCOME TAXES: The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 6).

FINANCIAL INSTRUMENTS: The Company periodically enters into interest rate swap agreements that involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal amount. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. If an arrangement is replaced by another instrument and no longer qualifies as a hedge instrument, then it is marked to market and carried on the balance sheet at fair value. Gains and losses realized upon settlement of these agreements are deferred and amortized to interest expense over a period relevant to the agreement if the underlying hedged instrument remains outstanding, or immediately if the underlying hedged instrument is settled.

ENVIRONMENTAL MATTERS: The Company expenses environmental expenditures related to existing conditions resulting from past or current operations from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Reserves for environmental liabilities are established in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The Company records a liability at the time when it is probable and can be reasonably estimated. Such liabilities are not discounted or reduced for potential recoveries from insurance carriers.

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

RECLASSIFICATIONS: Certain reclassifications of prior year presentations have been made to conform to the 1998 presentation.

START-UP COSTS: In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities," which requires that costs related to start-up activities be expensed as incurred. Prior to 1998, the Company capitalized certain costs to open new plants or to start new production processes. The Company adopted the provisions of the SOP in its financial statements as of the beginning of 1998. The Company recorded a charge for the cumulative effect of an accounting change of $3 million, net of taxes of $2 million, to expense costs that had been capitalized prior to 1998.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS: SOP 98-1, "Accounting for Computer Software Developed or Obtained for Internal Use" was issued in March 1998. SOP 98-1 is effective beginning on January 1, 1999 and requires that certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use must be capitalized. The Company does not anticipate that the adoption of SOP 98-1 will have a material effect on its 1999 financial statements.

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has not assessed what the impact of SFAS No. 133 will be on the Company's future earnings or financial position.

2. RESTRUCTURING

During the fourth quarter of 1998, in connection with SSCC's Merger with Stone, the Company recorded a pretax restructuring charge of $257 million related to the permanent shutdown of certain containerboard mill operations and related facilities, the termination of certain employees, and liabilities for lease commitments at the shutdown facilities. The containerboard mill facilities were permanently shut down on December 1, 1998 and, in the near future, the Company will abandon or sell these facilities. The assets at these facilities were adjusted to their estimated fair value less cost to sell based upon appraisals. The sales and operating income of these mill facilities in 1998 prior to closure were $209 million and $9 million respectively. The terminated employees included approximately 700 employees at these mills and 50 employees in the Company's corporate office. These employees were terminated in December 1998. The following are the components of the write-down of property, plant and equipment to fair value and exit liabilities along with related 1998 activity:



                                                                               Balance at
                                                  Opening                      December 31,
                                                  Balance       Activity          1998
                                                  -------       --------       ------------
Non-cash
--------
Write-down of property and equipment to
  fair value...............................        $179          $(179)             $

Cash
----
Severance..................................          27             (3)               24
Lease commitments..........................          21             (1)               20
Pension curtailments.......................           9                                9
Facility closure costs.....................          13             (3)               10
Other......................................           8                                8
                                                  -----          -----             -----
                                                  $ 257          $(186)            $  71
                                                  =====          =====             =====

Future cash outlays are anticipated to be $42 million in 1999, $6 million in 2000, $5 million in 2001, and $18 million thereafter. The Company is continuing to evaluate all areas of its business in connection with its merger integration, including the identification of corrugated container facilities that might be closed. Additional restructuring charges are expected in 1999 as management finalizes its plans.

In addition, the Company recorded $23 million of Merger-related charges as selling and administrative expenses during the fourth quarter of 1998. These charges pertained to professional management fees to achieve operating efficiencies from the Merger, fees for management personnel changes and other Merger costs.

3. NET PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment at December 31 consists of:

                                                       1998      1997
                                                       ----      ----
Land................................................ $   61    $   63
Buildings and leasehold improvements................    281       304
Machinery, fixtures and equipment...................  1,943     2,024
Construction in progress............................     51        66
                                                     ------    ------
                                                      2,336     2,457
Less accumulated depreciation and amortization......   (837)     (934)
                                                     ------    ------
Net property, plant and equipment................... $1,499    $1,523
                                                     ======    ======


Depreciation and depletion expense was $127 million, $119 million and $117 million for 1998, 1997 and 1996, respectively. Property, plant and equipment include capitalized leases of $54 million and $45 million and related accumulated amortization of $23 million and $18 million at December 31, 1998 and 1997, respectively.

4. LONG-TERM DEBT

Long-term debt as of December 31, is as follows:


                                                                   1998       1997
                                                                   ----       ----
BANK CREDIT FACILITIES
1998 Tranche A Term Loan (7.4% weighted average variable rate),
  payable in various installments through March 31, 2005........ $  400       $
1998 Tranche B Term Loan (8.0% weighted average variable rate),
  payable in various installments through March 31, 2006........    900
1994 Term Loans (8.5% weighted average variable rate)...........                736
Revolving Credit Facility (7.8% weighted average variable
  rate), due March 31, 2005.....................................     85         120

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM BORROWINGS
Accounts receivable securitization program borrowings (6.3%
  weighted average variable rate), due in February 2002.........    209         210

SENIOR UNSECURED NOTES
11.25% Series A Senior Unsecured Notes, due May 1, 2004.........    300         300
10.75% Series B Senior Unsecured Notes, due May 1, 2002.........    100         100
9.75% Senior Notes due April 1, 2003............................    500         500

OTHER DEBT
Other (including obligations under capitalized leases
  of $37 million and $32 million)...............................     76          74
                                                                 ------      ------
Total debt......................................................  2,570       2,040
Less current maturities.........................................    (44)        (15)
                                                                 ------      ------
Long-term debt.................................................. $2,526      $2,025
                                                                 ======      ======

The amounts of total debt outstanding at December 31, 1998 maturing during the next five years are as follows:


                           1999................$   44
                           2000................    69
                           2001................    67
                           2002................   376
                           2003................   568
                           Thereafter..........$1,446


BANK CREDIT FACILITIES

In March 1998, JSC (U.S.) entered into a bank credit facility (the "JSC (U.S.) Credit Agreement") consisting of a $550 million revolving credit facility ("Revolving Credit Facility") of which up to $150 million may consist of letters of credit, a $400 million Tranche A Term Loan and a $350 million Tranche B Term Loan. Net proceeds from the offering were used to repay the 1994 JSC (U.S.) Tranche A, Tranche B, Tranche C Term Loans and Revolving Credit Facility. The write-off of related deferred debt issuance costs, totaling $13 million (net of income tax benefits of $9 million), is reflected in the accompanying consolidated statement of operations as an extraordinary item.

On November 18, 1998, JSC (U.S.) and its bank group amended and restated the JSC (U.S.) Credit Agreement to, among other things, (i) allow an additional $550 million borrowing on the Tranche B Term Loan, (ii) allow the purchase of a paper machine from an affiliate (See Note 9), (iii) make a $300 million intercompany loan to SSCC, which was contributed to Stone as additional paid-in capital, (iv) permit the Merger, and (v) ease certain financial covenants.

A commitment fee of .5% per annum is assessed on the unused portion of the JSC (U.S.) Revolving Credit Facility. At December 31, 1998, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $422 million.

The JSC (U.S.) Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The JSC (U.S.) Credit Agreement also requires prepayments if JSC (U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness.

The obligations under the JSC (U.S.) Credit Agreement are unconditionally guaranteed by SSCC, the Company and its subsidiaries and are secured by a security interest in substantially all of the assets of JSC (U.S.) and its material subsidiaries, with the exception of cash, cash equivalents and trade receivables. The JSC (U.S.) Credit Agreement is also secured by a pledge of all the capital stock of the Company and each of its material subsidiaries and by certain intercompany notes.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM BORROWINGS JSC (U.S.) has a $315 million accounts receivable securitization program (the "Securitization Program") which provides for the sale of certain of the Company's trade receivables to a wholly owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"). The accounts receivable purchases are financed through the issuance of commercial paper or through borrowings under a revolving liquidity facility and a $15 million term loan. Under the Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents and trade accounts receivable. The Company has $106 million available for additional borrowing at December 31, 1998, subject to eligible accounts receivable. Borrowings under the Securitization Program, which expire February 2002, have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

SENIOR UNSECURED NOTES The 11.25% Series A Senior Unsecured Notes are redeemable in whole or in part at the option of JSC (U.S.), at any time on or after May 1, 1999 with premiums of 5.625% and 2.813% of the principal amount if redeemed during the 12-month periods commencing May 1, 1999 and 2000, respectively. The 10.75% Series B Senior Unsecured Notes and the 9.75% Senior Notes are not redeemable prior to maturity. Holders of the JSC (U.S.) Senior Notes have the right, subject to certain limitations, to require JSC (U.S.) to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change in control or in certain events, from proceeds of major asset sales, as defined.

The Senior Notes, which are unconditionally guaranteed on a senior basis by the Company, rank pari passu with the JSC (U.S.) Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the JSC (U.S.) Credit Agreement.

OTHER
Interest costs capitalized on construction projects in 1998, 1997 and 1996 totaled $2 million, $5 million and $3 million, respectively. Interest payments on all debt instruments for 1998, 1997 and 1996 were $184 million, $188 million and $186 million, respectively.

5. LEASES

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expense) under operating leases having initial or remaining non-cancelable terms in excess of one year are reflected below:


                    1999...............................$ 32
                    2000.................................26
                    2001.................................22
                    2002.................................19
                    2003.................................16
                    Thereafter...........................55
                                                       ----
                    Total minimum lease payments.......$170
                                                       ====



Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $54 million, $50 million and $50 million for 1998, 1997 and 1996, respectively.

6. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:



                                                                   1998        1997
                                                                   ----        ----
Deferred tax liabilities
  Property, plant and equipment and timberland.................. $(335)       $(414)
  Inventory.....................................................   (17)         (13)
  Prepaid pension costs.........................................   (30)         (31)
  Other.........................................................  (124)        (114)
                                                                 -----        -----
    Total deferred tax liabilities..............................  (506)        (572)
                                                                 -----        -----
Deferred tax assets
  Employee benefit plans........................................    89           96
  Net operating loss, alternative minimum tax and tax credit
    carryforwards...............................................   103           99
  Minimum pension liability.....................................     2
  Restructuring.................................................    49
  Other.........................................................    36           58
                                                                 -----        -----
    Total deferred tax assets...................................   279          253
  Valuation allowance for deferred tax assets...................   (10)         (11)
                                                                 -----        -----
    Net deferred tax assets.....................................   269          242
                                                                 -----        -----

    Net deferred tax liabilities................................ $(237)       $(330)
                                                                 =====        =====

At December 31, 1998, the Company had approximately $43 million of net operating loss carryforwards for state purposes that expire in the years 1999 through 2018. A valuation allowance of $10 million has been established for a portion these deferred tax assets. The Company had approximately $60 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

The benefit from (provision for) income taxes from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change is as follows:


                                                         1998        1997      1996
                                                         ----        ----      ----
Current
  Federal.............................................   $ 9         $10       $(18)
  State and local.....................................     3
                                                         ---         ---       ----
  Total current benefit (expense).....................    12          10        (18)

Deferred
 Federal..............................................    76          (5)         1
 State and local......................................     8          (2)         5
 Net operating loss carryforwards.....................                          (40)
                                                         ---         ---       ----
 Total deferred benefit (expense).....................    84          (7)       (34)
                                                         ---         ---       ----
  Total benefit from (provision for) income taxes.....   $96         $ 3       $(52)
                                                         ===         ===        ===

The Company's benefit from (provision for) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change is as follows:


                                                         1998        1997      1996
                                                         ----        ----      ----
U.S. federal income tax benefit (provision) at
  federal statutory rate..............................   $87         $8        $(46)
Permanent differences from applying purchase
  accounting..........................................    (3)        (3)         (3)
Permanently non-deductible expenses...................    (2)        (8)          3
State income taxes, net of federal income tax effect..    12          2
Effect of valuation allowances on deferred tax
  assets, net of federal benefit......................     1          7          (5)
Other.................................................     1         (3)         (1)
                                                         ---         ---       ----
Benefit from (provision for) income taxes.............   $96          $3       $(52)
                                                         ===         ===        ===

The federal income tax returns for 1989 through 1994 are currently under examination. While the ultimate results of such examination cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

The Company made income tax payments of $16 million, $8 million and $39 million in 1998, 1997 and 1996, respectively.

7. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS
The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. Approximately 31% of pension plan assets at December 31, 1998, are invested in cash equivalents or debt securities and 69% are invested in equity securities. Equity securities at December 31, 1998 include .7 million shares of SSCC common stock with a market value of approximately $12 million and 26 million shares of JS Group common stock having a market value of approximately $48 million. Dividends paid on JS Group common stock during 1998 and 1997 were approximately $2 million in each year.

The defined benefit plans of the Company were merged with the defined benefit plans of Stone on December 31, 1998. As a result of this plan merger, the plan assets of the Company will be available to meet the funding requirements of all plans. Plan asset information provided below reflects the plan assets of the Company prior to the effect of this plan merger.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") range from 5% to 9% at December 31, 1998 decreasing to the ultimate rate of 5%. The effect of a 1% increase in the assumed health care cost trend rate would increase the APBO as of December 31, 1998 by $2 million and have an immaterial effect on the annual net periodic postretirement benefit cost for 1998.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.



                                                Defined Benefit     Postretirement
                                                     Plans               Plans
                                                ---------------     --------------
                                                 1998    1997        1998    1997
                                                 ----    ----        ----    ----
CHANGE IN BENEFIT OBLIGATION:

Benefit obligation at January 1.............   $  950   $  864      $  103  $  98
Service cost................................       18       16           1      2
Interest cost...............................       68       65           7      7
Amendments..................................        8
Plan participants' contributions............                             4      4
Actuarial loss..............................       22       58           3      4
Benefits paid...............................      (55)     (53)        (13)   (12)
                                               ------   ------      ------   -----
Benefit obligation at December 31...........   $1,011    $ 950      $  105  $ 103
                                               ------   ------      ------   -----

CHANGE IN PLAN ASSETS:
Fair value of plan assets at January 1......   $1,013    $ 926      $       $
Actual return on plan assets................       49      139
Employer contributions......................        1        1           9      8
Plan participants' contributions............                             4      4
Benefits paid...............................      (55)     (53)        (13)   (12)
                                               ------   ------      ------   -----
Fair value of plan assets at
  December 31...............................   $1,008   $1,013      $       $
                                               ------   ------      ------   -----

OVER (UNDER) FUNDED STATUS:                    $   (3)  $   63       $(105) $(103)
Unrecognized actuarial (gain) loss..........       20      (32)          6       4
Unrecognized prior service cost.............       44       43          (2)     (3)
Net transition obligation...................       (9)     (13)
                                               ------   ------       ------  -----
Net amount recognized.......................   $   52   $   61       $(101)  $(102)
                                               ======   ======       ======  =====

AMOUNTS RECOGNIZED IN THE BALANCE SHEETS:

Prepaid benefit cost.........................  $   52   $   80       $       $
Accrued benefit liability....................              (19)       (101)   (102)
Additional minimum liability.................     (16)
Intangible asset.............................      10
Accumulated other comprehensive income.......       4
Deferred tax.................................       2
                                               ------   ------       ------  -----
Net amount recognized........................  $   52   $   61       $(101)  $(102)
                                               ======   ======       ======  =====


The weighted-average assumptions used in the accounting for the defined benefit plans and postretirement plans were:


                                                      Defined Benefit     Postretirement
                                                           Plans              Plans
                                                      ---------------     --------------
                                                       1998    1997        1998    1997
                                                       ----    ----        ----    ----
Weighted discount rate............................     7.00%   7.25%       7.00%   7.25%
Rate of compensation increase.....................     3.75%   4.00%        N/A     N/A
Expected return on assets.........................     9.50%   9.50%        N/A     N/A
Health care cost trend on covered charges.........      N/A     N/A        6.50%   7.50%


The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs follow:



                                  Defined Benefit Plans          Postretirement Plans
                                  ---------------------          --------------------
                                    1998   1997   1996            1998   1997   1996
                                    ----   ----   ----            ----   ----   ----
Service cost.....................    $24   $ 19   $ 23              $1     $1     $
Interest cost....................     68     65     62               7      7      7
Expected return on plan assets...    (85)   (80)   (75)
Curtailment cost.................      2
Special retiree charge...........                    6
                                     ---   ----   ----              --     --     --
Net periodic benefit cost........    $ 9   $  4   $ 16              $8     $8     $7
                                     ===   ====   ====              ==     ==     ==


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $72 million, $70 million and $36 million, respectively, as of December 31, 1998 and $31 million, $27 million and none as of December 31, 1997.

SAVINGS PLANS
The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $9 million, $9 million and $8 million in 1998, 1997 and 1996, respectively.

8. DISCONTINUED OPERATIONS

During February 1999 the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as a discontinued operation in the accompanying consolidated financial statements. The Company has restated its prior financial statements to present the operating results of SNC as a discontinued operation.

SNC revenues were $324 million, $302 million and $323 million for 1998, 1997 and 1996, respectively. The net assets of SNC included in the accompanying consolidated balance sheets as of December 31, 1998 and 1997 consisted of the following:

                                                         1998       1997
                                                         ----       ----
Inventories and current assets........................   $ 31      $ 20
Net property, plant and equipment.....................    194       205
Other assets..........................................      7         7
Accounts payable and other current liabilities........    (67)      (41)
Other liabilities.....................................    (72)      (71)
                                                         ----      ----
  Net assets of discontinued operations...............   $ 93      $120
                                                         ====      ====


9. RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH JS GROUP

Transactions with JS Group, a significant shareholder of the Company, its subsidiaries and affiliated companies were as follows:


                                                               1998       1997       1996
                                                               ----       ----       ----
Product sales...............................................   $39        $34        $34
Product and raw material purchases..........................    54         51         64
Management services income..................................     4          4          5
Charges from JS Group for services provided.................                1
Charges to JS Group for costs pertaining to the Fernandina
  No. 2 paperboard machine through November 18, 1998........    50         53         54
Receivables at December 31..................................     5          3          3
Payables at December 31.....................................     4         11         10


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

On November 18, 1998, the Company purchased the No. 2 paperboard machine located in the Company's Fernandina Beach, Florida, paperboard mill (the "Fernandina Mill") for $175 million from an affiliate of JS Group. Until that date the Company and the affiliate were parties to an operating agreement whereby the Company operated and managed the No. 2 paperboard machine. The Company was compensated for its direct production and manufacturing costs and indirect manufacturing, selling and administrative costs incurred for the entire Fernandina Mill. The compensation was determined by applying various formulas and agreed-upon amounts to the subject costs. The amounts reimbursed to the Company are reflected as reductions of cost of goods sold and selling and administrative expenses in the accompanying consolidated statements of operations.

TRANSACTIONS WITH STONE
Transactions with Stone after November 18, 1998 are included in related party transactions. The Company sold and purchased containerboard paper from Stone, primarily at market prices as follows:


                                                             1998
                                                             ----
                Product sales................................ $14
                Product and raw material purchases...........   8
                Receivables at December 31...................   8
                Payables at December 31......................   4


TRANSACTIONS WITH SSCC
In connection with the Merger, a $300 million intercompany loan was made to SSCC, which was contributed to Stone as additional paid-in capital. In addition, a $36 million intercompany loan was made to SSCC to pay certain Merger costs. These notes bear interest at the rate of 14.21% per annum, are payable semi-annually on December 1 and June 1 of each year commencing June 1, 1999, and have a maturity date of November 18, 2004. SSCC has the option, in lieu of paying accrued interest in cash, to pay the accrued interest by adding the amount of accrued interest to the principal amount of the notes. Interest income of $6 million was recorded in 1998.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values and fair values of the Company's financial instruments are as follows:

                                                1998                    1997
                                          ----------------        ----------------
                                          Carrying    Fair        Carrying    Fair
                                           Amount    Value         Amount    Value
                                           ------    -----         ------    -----

Cash and cash equivalents................  $   18   $   18         $   12   $   12
Notes receivable from SSCC...............     342      342
Long-term debt, including current
  maturities.............................   2,570    2,600          2,040    2,105


The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable are based on discounted future cash flows. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

11. CONTINGENCIES

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities.

The Company faces potential liability for response costs at various sites with respect to which the Company has received notice that it may be a potentially responsible party ("PRP"), as well as contamination of certain Company-owned properties, concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share. In determining the liability, the estimate takes into consideration the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters.

Subsequent to an understanding reached in December 1998, the Company and SNC entered into a Settlement Agreement in January 1999 to implement a nationwide class action settlement of claims involving Cladwood'r', a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. The Company recorded a $30 million pre-tax charge to reflect amounts SNC has agreed to pay into a settlement fund, administrative costs, plaintiffs' attorneys' fees, class representative payments and other costs. The Company believes its reserve is adequate to pay eligible claims. However, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood'r' cases could exceed established reserves.

In March 1999, management of SNC's Oregon City, Oregon newsprint mill became aware of possible violations of the mill's National Pollutant Discharge Elimination System permit. SNC has provided both the EPA and Oregon Department of Environmental Quality with a detailed report of its internal investigation and it is probable that the agencies will conduct an additional investigation based on this report. The Company is unable to predict its potential liability in this matter at this time.

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

12. BUSINESS SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way operating segment information is presented. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Boxboard and Folding Cartons and (3) Reclamation. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Boxboard and Folding Cartons segment is also highly integrated. It includes a system of mills and plants that produces a broad range of coated recycled boxboard that is converted into folding cartons. Folding cartons are used primarily to protect products such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising. The Reclamation segment collects recovered paper generated by industrial, commercial and residential sources which is used as raw material for the Company's containerboard and boxboard mills as well as sales to external third party mills.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, and other gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level. Intersegment sales and transfers are recorded at market prices. Intercompany profit is eliminated at the corporate division level.

The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes specialty packaging business unit and corporate related items. Corporate related items include goodwill, equity investments, income and expense not allocated to reportable segments (goodwill amortization and interest expense), the adjustment to record inventory at LIFO, and the elimination of intercompany assets and intercompany profit. In 1998, corporate related items also included a $257 million restructuring charge (See Note 2). The restructuring charge included $179 million for the write-down of property, plant and equipment of the Containerboard and Corrugated Containers segment to fair value.

A summary of business segment follows:


                                    Container-
                                    board &       Boxboard
                                    Corrugated    & Folding   Recla-
                                    Containers    Cartons     mation     Other     Total
                                    ----------    -------     ------     -----     -----

1998
Revenues from external
  customers........................     $1,696        $784      $265    $  277    $3,022
Intersegment revenues..............         39                   132        17       188
Depreciation, depletion and
  amortization.....................         70          22         3        39       134
Segment profit (loss)..............        113          67        (1)     (249)     (250)
Total assets at December 31........      1,396         451       207     1,120     3,174
Capital expenditures...............        208          26         6        25       265

1997
Revenues from external
  customers........................     $1,607        $752      $292      $285    $2,936
Intersegment revenues..............         35                   154        13       202
Depreciation, depletion and
  amortization.....................         67          21         3        36       127
Segment profit (loss)..............         56          68         6      (153)      (23)
Total assets at December 31........      1,462         435       228       646     2,771
Capital expenditures...............        101          37      $  7        37       182

1996
Revenues from external
  customers........................     $1,794        $756      $218     $ 319     $3,087
Intersegment revenues..............         41                   133        18        192
Depreciation, depletion and
  amortization.....................         67          20         3        35        125
Segment profit (loss)..............        197          66        (2)     (130)       131
Total assets at December 31........      1,434         393       198       663      2,688
Capital expenditures...............         58          24        13        34        129


The following table presents net sales to external customers by country:


                                                  1998      1997      1996
                                                  ----      ----      ----
United States................................    $2,839    $2,753    $2,905
Foreign......................................       183       183       182
                                                 ------    ------    ------
  Total net sales............................    $3,022    $2,936    $3,087
                                                 ======    ======    ======

13. SUMMARIZED FINANCIAL INFORMATION JSC (U.S.)

The following summarized financial information is presented for JSC (U.S.), a wholly owned subsidiary of the Company. No separate financial statements are presented for JSC (U.S.) because the financial statements of JSC (U.S.) are identical to those of the Company.

Condensed Consolidated Balance Sheets

                                                                   1998      1997
                                                                   ----      ----
Current assets...............................................    $  694    $  602
Property, plant and equipment and timberlands, net...........     1,760     1,788
Goodwill.....................................................       226       237
Other assets.................................................       494       144
                                                                 ------    ------
  Total assets...............................................    $3,174    $2,771
                                                                 ======    ======

Current liabilities..........................................    $  549    $  531
Long-term debt...............................................     2,526     2,025
Other liabilities............................................       637       589
Stockholder's deficit
  Common stock...............................................
  Additional paid-in capital.................................     1,102     1,102
  Retained earnings (deficit)................................    (1,636)   (1,476)
  Accumulated other comprehensive income (loss)..............        (4)        0
                                                                 ------    ------
  Total stockholder's deficit................................      (538)     (374)
                                                                 ------    ------
  Total liabilities and stockholder's deficit................    $3,174    $2,771
                                                                 ======    ======

Condensed Consolidated Statements of Operations

                                                         1998      1997      1996
                                                         ----      ----      ----
Net sales...........................................   $3,022    $2,936    $3,087
Cost and expenses...................................    3,071     2,761     2,755
Interest expense, net...............................      196       196       198
Other income (expense), net.........................       (5)       (2)       (3)
                                                       ------    ------    ------
Income (loss) from continuing operations before
  income taxes, extraordinary item, and
  cumulative effect of accounting change............     (250)      (23)      131
Benefit from (provision for) income taxes...........       96         3       (52)
Discontinued operations.............................       10        21        38
Extraordinary item
  Loss from early extinguishment of debt, net of
    income tax benefits.............................      (13)                 (5)
Cumulative effect of accounting change..............       (3)
                                                       ------    ------    ------
Net income (loss)...................................   $ (160)   $    1    $  112
                                                       ======    ======    ======


The above Condensed Consolidated Statements of Operations have been restated to reflect the newsprint division as a discontinued operation.

14. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:


                                    First      Second       Third      Fourth
                                  Quarter     Quarter     Quarter     Quarter
                                  -------     -------     -------     -------
1998
Net sales........................   $764        $764        $758       $ 736
Gross profit.....................    127         125         125         121
Income (loss) from continuing
  operations before extraordinary
  item and cumulative effect of
  accounting change..............      3           2           3        (162)
Discontinued operations..........      8           9           5         (12)
Extraordinary item...............    (13)
Cumulative effect of accounting
  change.........................     (3)
Net income (loss)................     (5)         11           8        (174)

1997
Net sales........................   $711        $709        $753       $ 763
Gross profit.....................    100          99         116         107
Income (loss) from continuing
  operations.....................     (8)         (9)          1          (4)
Discontinued operations..........      1           5           7           8
Net income (loss)................     (7)         (4)          8           4

The first three quarters of 1998 and all quarters for 1997 have been restated to reflect discontinued operations. The first quarter of 1998 has been restated for the cumulative effect of accounting change for start-up costs.

                                    JSCE INC.
           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (in millions)

          COLUMN A                  COLUMN B       COLUMN C      COLUMN D      COLUMN E
-----------------------------------------------------------------------------------------
                                                   Additions
                                    Balance at     Charged to                  Balance at
                                    Beginning      Costs and     Deductions      End of
        Description                 of Period       Expenses      Describe       Period
-----------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
AND SALES RETURNS AND ALLOWANCES:

    Year ended December 31, 1998      $ 10           $   2       $   3(a)        $  9
    Year ended December 31, 1997      $  9           $   2       $   1(a)        $ 10
    Year ended December 31, 1996      $  9           $   5       $   5(a)        $  9

RESTRUCTURING OF JSC (U.S.) OPERATIONS:

    Year ended December 31, 1998      $              $ 257        $186(b)        $ 71


(a)  Uncollectible amounts written off, net of recoveries.
(b)  Charges against the restructuring reserves.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following are the directors of the Company.

Roger W. Stone, born February 16, 1935, is Chairman of the Board, President and Chief Executive Officer of the Company. He will resign from these positions on March 31, 1999. Mr. Stone is a director of Abitibi-Consolidated, Inc. and Venepal S.A.C.A., both affiliates of the Company, and McDonald's Corporation, Morton International, Inc., Option Care, Inc., Continere Corporation and Autoliv, Inc.

Ray M. Curran, born May 13, 1946, was named to succeed Roger W. Stone as President and Chief Executive Officer of the Company as of April 1, 1999. He was Executive Vice President and Deputy Chief Executive Officer from November 1998 until March 31, 1999. Prior to that time he was Financial Director of Jefferson Smurfit Group since 1992.

Patrick J. Moore, born September 7, 1954, was named Vice President and Chief Financial Officer of the Company in October 1996. He was Vice President and General Manager - Industrial Packaging Division from December 1994 to October 1996. He served as Vice President and Treasurer from February 1993 to December 1994 and was Treasurer from October 1990 to February 1993. He joined the Company in 1987 as Assistant Treasurer.

EXECUTIVE OFFICERS

Each executive officer of the Company serves in the same position with SSCC. Information relating to the Company's Executive Officers is incorporated herein by reference to the Smurfit-Stone Container Corporation Proxy Statement to be filed on or before April 30, 1999, for the Annual Meeting of Stockholders scheduled May 27, 1999 (the "SSCC Proxy Statement"), under the caption "Information as to Executive Officers" and "Certain Transactions".

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item is set forth under the captions "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Compensation/Appointment Committee Interlocks and Insider Participation" in the SSCC Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

All of the outstanding JSC (U.S.) Common Stock is owned by JSCE, and all of the JSCE Common Stock is owned by SSCC. Additional information required in response to this item is set forth under the caption "Principal Stockholders" in the SSCC Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item is set forth under the caption "Certain Transactions" in the SSCC Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.

     (3)  Exhibits

2.1 Agreement and Plan of Merger dated as of May 10, 1998, as amended, among SSCC, Stone and JSC Acquisition (incorporated by reference to Exhibit 2(a) to SSCC's Registration Statement on Form S-4 (File No.
          333-65431)).

2.2       Stock Purchase Agreement dated as of May 10, 1998 among SIBV, JSG,
          MSLEF, SSCC and certain other shareholders of SSCC (incorporated by reference to Exhibit 2(b) to SSCC's Registration Statement on Form
          S-4 (File No. 333-65431)).

2.3       Asset Purchase Agreement dated as of May 10, 1998 between SSCC and
          Smurfit Packaging Corporation (incorporated by reference to Exhibit
          2(c) to SSCC's Registration Statement on Form S-4 (File No.
          333-65431)).

3.1 Certificate of Incorporation of JSCE (incorporated by reference to Exhibit 3.1 to JSCE's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

3.2       By-laws of JSCE (incorporated by reference to Exhibit 3.2 to JSCE's
          Annual Report on Form 10-K for the fiscal year ended December 31,
          1994).

Indentures and other debt instruments with respect to other long-term debt, none of which exceeds 10 percent of the total assets of JSCE and its subsidiaries on a consolidated basis, are not filed herewith. (The Registrant agrees to furnish a copy of such documents to the Commission upon request).

4.1 Indenture for the Series A 1994 Senior Notes (incorporated by reference to Exhibit 4.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

4.2 Indenture for the Series B 1994 Senior Notes (incorporated by reference to Exhibit 4.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

4.3       Indenture for the 1993 Senior Notes (incorporated by reference to
          Exhibit 4.4 to SSCC's Registration Statement on Form S-1 (File No.
          33-75520)).

4.4       First Supplemental Indenture to the 1993 Senior Note Indenture
          (incorporated by reference to Exhibit 4.5 to SSCC's Registration
          Statement on Form S-1 (File No.
          33-75520)).

10.1      Subscription Agreement among SSCC, JSC (U.S.), CCA and SIBV
          (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

10.2(a)   Restated Newsprint Agreement, dated January 1, 1990, by and between
          SNC and Times Mirror (incorporated by reference to Exhibit 10.39 to
          JSC (U.S.)'s Annual Report on Form 10-K for the fiscal year ended
          December 31, 1990). Portions of this exhibit have been excluded pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2(b) Amendment No. 1 to the Restated Newsprint Agreement (incorporated by reference to Exhibit 10.6(b) to SSCC's Registration Statement on Form
          S-1 (File No. 33-75520)).

10.3* JSC (U.S.) Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.7 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.4*     JSC (U.S.) Management Incentive Plan (incorporated by reference to
          Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.5*     Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option
          Plan dated as of May 1, 1997 (incorporated by reference to Exhibit
          10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1997).

10.6 Amended and Restated Credit Agreement, dated as of November 18, 1998, among SSCC, JSCE, JSC (U.S.) and the Banks party thereto (incorporated by reference to Exhibit 10.6 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.7(a)   Term Loan Agreement dated as of February 23, 1995 among JS Finance and
          Bank Brussels Lambert, New York Branch (incorporated by reference to
          Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(b)   Depositary and Issuing and Paying Agent Agreement (Series A Commercial
          Paper) dated as of February 23, 1995 (incorporated by reference to
          Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(c)   Depositary and Issuing and Paying Agent Agreement (Series B Commercial
          Paper) dated as of February 23, 1995 (incorporated by reference to
          Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(d) Receivables Purchase and Sale Agreement dated as of February 23, 1995 among JSC (U.S.), as the Initial Servicer and JS Finance, as the Purchaser (incorporated by reference to Exhibit 10.4 to SSCC's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(e) Liquidity Agreement dated as of February 23, 1995 among JS Finance, the Financial Institutions party thereto as Banks, Bankers Trust
          Company as Facility Agent and Bankers Trust Company as Collateral
          Agent (incorporated by reference to Exhibit 10.6 to SSCC's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(f)   Commercial Paper Dealer Agreement dated as of February 23, 1995 among
          BT Securities Corporation, MS&Co., JSC (U.S.) and JS Finance
          (incorporated by reference to Exhibit 10.7 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(g)   Addendum dated March 6, 1995 to Commercial Paper Dealer Agreement
          (incorporated by reference to Exhibit 10.8 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.7(h)   First Omnibus Amendment dated as of March 31, 1996 to the Receivables
          Purchase and Sale Agreement among JSC (U.S.), JS Finance and the Banks party thereto (incorporated by reference to Exhibit 10.3 to SSCC's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.7(i) Affiliate Receivables Sale Agreement dated as of March 31, 1996 between SNC and SSCC (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1996).

10.7(j) Amendment No. 2 dated as of August 19, 1997 to the Term Loan Agreement among JS Finance and Bank Brussels Lambert, New York Branch and JSC
          (U.S.) as Servicer (incorporated by reference to Exhibit 10.12(j) to SSCC's Annual Report on Form 10-K for the fiscal year ended December
          31, 1997).

10.7(k)   Amendment No. 2 dated as of August 19, 1997 to the Receivables
          Purchase and Sale Agreement among JSC (U.S.) as the Seller and
          Servicer, JS Finance as the Purchaser, Bankers Trust Company as
          Facility Agent and Bank Brussels Lambert, New York Branch as the Term
          Bank (incorporated by reference to Exhibit 10.12(k) to SSCC's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1997).

10.7(l) Amendment No. 2 dated as of August 19, 1997 to the Liquidity Agreement among JS Finance, Bankers Trust Company as Facility Agent, JSC (U.S.)
          as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the Financial Institutions party thereto as Banks (incorporated by reference to Exhibit 10.12(l) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.8*     Consulting Agreement dated as of October 24, 1996 by and between James
          S. Terrill and JSC (U.S.) (incorporated by reference to Exhibit 10.15 to SSCC's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1996).

10.9(a)   Letter Agreement dated as of May 10, 1998 between SIBV and Stone
          (incorporated by reference to Exhibit 10(b) to SSCC's Registration
          Statement on Form S-4 (File No. 333-65431)).

10.9(b)   Letter Agreement dated as of May 10, 1998 between MSLEF and Stone
          (incorporated by reference to Exhibit 10(c) to SSCC's Registration
          Statement on Form S-4 (File No. 333-65431)).

10.9(c) Letter Agreement dated as of May 10, 1998 between Mr. Roger W. Stone and SSCC (incorporated by reference to Exhibit 10(d) to SSCC's
          Registration Statement on Form S-4 (File No. 333-65431)).

10.10     Registration Rights Agreement dated as of May 10, 1998 among MSLEF,
          SIBV, SSCC and the other parties identified on the signature pages thereto (incorporated by reference to Exhibit 10(e) to SSCC's
          Registration Statement on Form S-4 (File No. 333-65431)).

10.11     Voting Agreement dated as of May 10, 1998, as amended, among SIBV,
          MSLEF and Mr. Roger W. Stone (incorporated by reference to Exhibit
          10(f) to SSCC's Registration Statement on Form S-4 (File No.
          333-65431)).

10.12*    SSCC 1998 Long Term Incentive Plan (incorporated by reference to
          Exhibit 10.14 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.13*    Forms of Employment Security Agreements (incorporated by reference to
          Exhibit 10(h) to SSCC's Registration Statement on Form S-4 (File No.
          333-65431)).

10.14*    Forms of Employment Security Agreements (incorporated by reference to
          Exhibit 10(h) to SSCC's Registration Statement on Form S-4 (File No.
          333-65431)).

10.15* Management Incentive Plan (incorporated by reference to Exhibit 10(b) to Stone Container Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1980).

10.16*    Stone Container Corporation Directors' Deferred Compensation Plan
          (incorporated by reference to Exhibit 10(b) to Stone Container
          Corporation's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1997).

10.17*    Stone Container Corporation 1982 Incentive Stock Option Plan
          (incorporated by reference to Appendix A to the Prospectus included in Stone Container Corporation's Form S-8 Registration Statement,
          Registration Number 2-79221, effective September 27, 1982).

10.18* Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Stone Container Corporation's Proxy
          Statement dated as of April 10, 1992).

10.19*    Stone Container Corporation Deferred Income Savings Plan, as amended
          (incorporated by reference to Exhibit 4.3 to Stone Container
          Corporation's Form S-8 Registration Statement, Registration Number
          333-42087).

10.20*    Stone Container Corporation 1992 Long-Term Incentive Program
          (incorporated by reference to Exhibit A to Stone Container
          Corporation's Proxy Statement dated as of April 11, 1991).

10.21*    Stone Container Corporation 1995 Long-Term Incentive Plan
          (incorporated by reference to Exhibit A to Stone Container
          Corporation's Proxy Statement dated as of April 7, 1995).

10.22*    Stone Container Corporation 1995 Key Executive Officer Short-Term
          Incentive Plan (incorporated by reference to Exhibit B to Stone
          Container Corporation's Proxy Statement dated as of April 7, 1995).

10.23*    Form of Severance Agreement, dated July 22, 1996, entered into between
          Stone Container Corporation and Roger W. Stone, (incorporated by reference to Exhibit 10(j) to Stone Container Corporation's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1996).

10.24*    Form of Severance Agreement, dated July 22, 1996, entered into between
          Stone Container Corporation and John D. Bence, Thomas W. Cadden,
          Matthew S. Kaplan and Randolph C. Read (incorporated by reference to
          Exhibit 10(k) to Stone Container Corporation's Annual Report on Form
          10-K for the fiscal year ended December 31, 1996).

10.25*    Employment Agreement, dated November 18, 1998, entered into between
          SSCC and Harold D. Wright (incorporated by reference to Exhibit 10.26 to SSCC's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1998).

21.1      Subsidiaries of JSCE.

24.1      Powers of Attorney.

27.1      Financial Data Schedule.

*Indicates a management contract or compensation plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE  March 31, 1999                              JSCE, Inc.
                                    -----------------------------------
                                                (Registrant)

                                 BY          /s/ Patrick J. Moore
                                    ------------------------------------------
                                                 Patrick J. Moore
                                    Vice-President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

      SIGNATURE                                 TITLE                                DATE
      ---------                                 -----                                ----

                          *      President and Chief Executive Officer
---------------------------      and Director (Principal Executive Officer)
    Ray M. Curran

/s/ Patrick J. Moore             Vice-President and Chief                       March 31, 1999
---------------------------      Financial Officer (Principal
    Patrick J. Moore             Financial Officer)

/s/ Paul K. Kaufmann             Vice-President and Controller                   March 31, 1999
---------------------------      (Principal Accounting Officer)
    Paul K. Kaufmann

                          *
---------------------------      Director
    Roger W. Stone

*By /s/ Patrick J. Moore      pursuant to Powers of Attorney (incorporated
    -----------------------,  by reference to a part of the Form 10-K).
        Patrick J. Moore