Form 10-Q
period 1999-03-31
JSCE INC
filed 1999-05-17
CIK 727742

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

For Quarter Ended March 31, 1999
Commission File Number 0-11951



                                   JSCE, Inc.
              ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

            Delaware                                   37-1337160
---------------------------------              -----------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                150 North Michigan Avenue, Chicago, Illinois 60601
         -------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

                              (312) 346-6600
         -------------------------------------------------------------
             Registrant's telephone number, including area code

                                 Not Applicable
           ---------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 1999, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                         PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

Three Months Ended March 31,  (In millions)                                1999     1998
                                                                           ----     ----
Net sales .............................................................    $ 729    $ 764
Costs and expenses
  Cost of goods sold ..................................................      634      637
  Selling and administrative expenses .................................       69       68
  Restructuring charge ................................................        5
                                                                           -----     ----
    Income from operations ............................................       21       59
Other income (expense)
  Interest expense, net ...............................................      (47)     (51)
  Other, net ..........................................................                (1)
                                                                           -----     ----
    Income (loss) from continuing operations before
      income taxes, extraordinary item and
      cumulative effect of accounting change ..........................      (26)       7
Benefit from (provision for) income taxes .............................        9       (4)
                                                                           -----     ----
    Income (loss) from continuing operations before
      extraordinary item and cumulative effect of
      accounting change ...............................................      (17)       3
Discontinued operations
    Income from discontinued operations, ..............................
      net of income taxes of $1 in 1999 and $6 in 1998  ...............        4        8
                                                                           -----     ----
      Income (loss) before extraordinary item and
        cumulative effect of accounting change.........................      (13)      11
Extraordinary item
    Loss from early extinguishment of debt, net of income
      tax benefit of $9 ...............................................               (13)
Cumulative effect of accounting change
    Start-up costs, net of income tax benefit of $2 ...................                (3)
                                                                           -----     ----
Net loss ..............................................................    $ (13)    $ (5)
                                                                           =====     ====

See notes to consolidated financial statements

                                   JSCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                        March 31,      December 31,
(In millions, except share data)                                          1999            1998
                                                                          ----            ----
Assets                                                                  (Unaudited)
  Current assets
  Cash and cash equivalents ......................................      $     20        $     18
  Receivables, less allowances of $9 in 1999 and 1998 ............           315             294
  Inventories
    Work-in-process and finished goods............................           107             104
    Materials and supplies .......................................           124             124
                                                                        --------        --------
                                                                             231             228
Refundable income taxes ..........................................            34              22
Deferred income taxes ............................................           104             122
Prepaid expenses and other current assets ........................            20              10
                                                                        --------        --------
    Total current assets .........................................           724             694
Net property, plant and equipment ................................         1,487           1,499
Timberland, less timber depletion ................................           260             261
Goodwill, less accumulated amortization
 of $67 in 1999 and $65 in 1998 ..................................           224             226
Notes receivable from SSCC .......................................           353             342
Other assets .....................................................           144             152
                                                                        --------        --------
                                                                         $ 3,192         $ 3,174
                                                                        ========        ========
Liabilities and Stockholder's Equity (Deficit)
Current liabilities
  Current maturities of long-term debt ...........................       $    57         $    44
  Accounts payable ...............................................           319             276
  Accrued compensation and payroll taxes .........................            77              75
  Interest payable ...............................................            48              28
  Other current liabilities ......................................           114             126
                                                                        --------        --------
    Total current liabilities ....................................           615             549
Long-term debt, less current maturities ..........................         2,510           2,526
Other long-term liabilities ......................................           275             278
Deferred income taxes ............................................           343             359
Stockholder's deficit
  Common stock, par value $.01 per share; 1,000
   shares authorized and outstanding
  Additional paid-in capital .....................................         1,102           1,102
  Retained earnings (deficit) ....................................        (1,649)         (1,636)
  Accumulated other comprehensive income (loss) ..................            (4)             (4)
                                                                        --------        --------
    Total stockholder's  equity (deficit) ........................          (551)           (538)
                                                                        --------        --------
                                                                         $ 3,192         $ 3,174
                                                                        ========        ========


See notes to consolidated financial statements.

                                   JSCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Three Months Ended March 31,  (In millions)                                         1999             1998
                                                                                    ----             ----
Cash flows from operating activities
Net loss ..................................................................        $ (13)              (5)
Adjustments to reconcile net loss to net cash provided by
 operating activities
  Extraordinary loss from early extinguishment of debt ....................                            22
  Cumulative effect of accounting change for start-up costs ...............                             5
  Depreciation, depletion and amortization ................................           33               33
  Amortization of deferred debt issuance costs ............................            3                3
  Deferred income taxes ...................................................            2               (1)
  Non-cash employee benefit expense .......................................            1                2
  Non-cash restructuring charge ...........................................            3
  Change in current assets and liabilities, net of effects from acquisitions
    Receivables ...........................................................          (21)              (4)
    Inventories ...........................................................           (3)             (19)
    Prepaid expenses and other current assets .............................          (10)             (12)
    Accounts payable and accrued liabilities ..............................           28              (41)
    Interest payable ......................................................            9               24
    Income taxes ..........................................................          (12)              (3)
  Other, net ..............................................................            4               (3)
                                                                                    ----             ----
  Net cash provided by operating activities ...............................           24                1
                                                                                    ----             ----
Cash flow from investing activities
  Property additions ......................................................          (17)             (21)
  Proceeds from property disposals and sale of businesses .................            1                2
                                                                                    ----             ----
  Net cash used for investing activities ..................................          (16)             (19)
                                                                                    ----             ----
Cash flow from financing activities
  Borrowings under bank credit facilities .................................                           891
  Payments of long-term debt ..............................................           (6)            (861)
  Deferred debt issuance costs ............................................                           (13)
                                                                                    ----             ----
Net cash provided by (used for) financing activities ......................           (6)              17
                                                                                    ----             ----
Increase (decrease) in cash and cash equivalents ..........................            2               (1)
Cash and cash equivalents
  Beginning of period .....................................................           18               12
                                                                                   -----            -----
  End of period ...........................................................        $  20            $  11
                                                                                   =====            =====




See notes to consolidated financial statements

                                   JSCE, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Tabular amounts in millions)


1.      Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto, of JSCE, Inc. have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the JSCE, Inc. Annual Report on Form 10-K for the year ended December 31, 1998, filed March 31, 1999 with the Securities and Exchange Commission.

JSCE, Inc., hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"), formerly known as Jefferson Smurfit Corporation ("JSC"). On November 18, 1998 a subsidiary of JSC was merged with Stone Container Corporation ("Stone"), an action hereafter referred to as the "Merger," and Stone became a subsidiary of SSCC. The Company owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)") and is a guarantor of the senior unsecured indebtedness of JSC (U.S.). The Company has no operations other than its investment in JSC (U.S.). JSC (U.S.) has extensive operations throughout the United States.

2.      Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.      Merger and Restructuring

As part of the Company's continuing evaluation of all areas of its business in connection with its merger integration, the Company recorded a $5 million restructuring charge during the first quarter of 1999 related to the permanent shutdown of three corrugated container facilities. Additional restructuring charges are expected in 1999 as management finalizes its plans.

4.        Discontinued Operations

During February 1999 the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as a discontinued operation in the accompanying consolidated financial statements. The Company has restated its prior financial statements to present the operating results of SNC as a discontinued operation. SNC revenues were $74 million and $80 million for the first quarter of 1999 and 1998, respectively.

5.  Business Segment Information

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

Other includes specialty packaging business unit and corporate related items. Corporate related items include income and expense not allocated to reportable segments, goodwill amortization, interest expense, the adjustment to record inventory at LIFO, and the elimination of intercompany profit.

A summary of business segment activity follows:

                                            Container-
                                             board &       Boxboard
                                            Corrugated     & Folding   Recla-
                                           Containers        Cartons   mation   Other    Total
                                           -----------     ---------   ------   -----    -----
March 31, 1999
Revenues from external
  customers...........................    $    391         $   197     $  75    $  66    $ 729
Intersegment revenues.................           9                        28        9       46
Segment profit (loss).................          19              13         1      (59)     (26)

March 31, 1998
Revenues from external
  customers...........................    $    419         $   195     $  82    $  68    $ 764
Intersegment revenues.................          11                        33        4       48
Segment profit (loss).................          35              14         1      (59)       7


6. Summarized Financial Information JSC (U.S.)

The following summarized financial information is presented for JSC (U.S.), a wholly owned subsidiary of the Company. No separate financial statements are presented for JSC (U.S.) because the financial statements of JSC (U.S.) are identical to those of the Company.

Condensed Consolidated Balance Sheets

                                                                        March 31,   December 31,
                                                                           1999        1998
                                                                           ----        ----
Current assets....................................................     $     724   $     694
Property, plant and equipment and timberlands, net................         1,747       1,760
Goodwill..........................................................           224         226
Other assets......................................................           497         494
                                                                        --------    --------
  Total assets....................................................      $  3,192    $  3,174
                                                                        ========    ========
Current liabilities...............................................      $    615    $    549
Long-term debt....................................................         2,510       2,526
Other liabilities.................................................           618         637
Stockholder's deficit
  Common stock....................................................
  Additional paid-in capital......................................         1,102       1,102
  Retained deficit................................................        (1,649)     (1,636)
  Accumulated other comprehensive income..........................            (4)         (4)
                                                                        --------    --------
  Total stockholder's deficit.....................................          (551)       (538)
                                                                        --------    --------
  Total liabilities and stockholder's deficit.....................      $  3,192    $  3,174
                                                                        ========    ========
Condensed Consolidated Statements of Operations
Three Months Ended March 31

                                                                          1999       1998
                                                                          ----       ----
Net sales.........................................................      $    729   $     764
Cost and expenses.................................................           708         705
Interest expense, net.............................................            47          51
Other expense, net................................................                         1
                                                                        --------    --------
Income (loss) from continuing operations before
  income taxes,  extraordinary item, and
  cumulative effect of accounting change..........................           (26)          7
Benefit from (provision for) income taxes.........................             9          (4)
Discontinued operations...........................................             4           8
Extraordinary item
  Loss from early extinguishment of debt, net of
    income tax benefits...........................................                       (13)
Cumulative effect of accounting change............................                        (3)
                                                                        --------    --------
Net loss..........................................................      $    (13)         (5)
                                                                        ========    ========


The above Condensed Consolidated Statements of Operations have been restated to reflect the newsprint division as a discontinued operation.

7. Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As discussed in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998 (the "JSCE 1998 10-K"), a subsidiary of SSCC merged with Stone as of November 18, 1998 and Stone became a wholly-owned subsidiary of SSCC.


(In millions)                                    Three months ended March 31,
                                         -------------------------------------------
                                                  1999                  1998
                                         ---------------------    --------------------
                                             Net       Profit/     Net        Profit/
                                            sales      (loss)     sales       (loss)
                                         ----------   --------    ------      --------
Containerboard & corrugated
  containers                               $  391      $  19         $ 419         $  35
Boxboard & folding cartons                    197         13           195            14
Reclamation                                    75          1            82             1
Other operations                               66          7            68             8
                                           ------       ----          ----         -----
  Total operations                         $  729         40         $ 764            58
                                           ======                                  =====
Other, net (1)                                          ( 66)                       ( 51)
                                                        ----                       -----
Income (loss) from continuing
  operations before income taxes,
  extraordinary item and cumulative
  effect of accounting change                          $ (26)                      $  7
                                                        ====                       ====

(1) Other, net includes corporate revenues and expenses, net interest expense and, in 1999, a restructuring charge in connection with the Merger.

Net sales for the Company for the three months ended March 31, 1999 were $729 million a decrease of 5% compared to the same period last year. Operating profits for the Company for the three months ended March 31, 1999 were $40 million, a decrease of $18 million compared to the same period last year. As shown in the chart below, the decrease in net sales was due primarily to lower average sales prices for the Company's products and the closure or sale of operating facilities. The effect of the lower sales prices on profits were partially offset by lower wastepaper cost. Other, net cost was higher in the 1999 period due to higher LIFO expense and a $5 million restructuring charge.


(In millions)                                          1999 compared to 1998
                                     ----------------------------------------------------------------
                                      Container-
                                       board &      Boxboard
Increase (decrease)                   corrugated     & folding                       Other
in net sales due to:                  containers      cartons       Reclamation    operations   Total
---------------------                ------------   ----------      -----------    ----------   -----
Sales price and
  product mix                           $(25)          $ (4)          $(48)        $ (1)        $(78)
Sales volume                              10              6             44           (1)          59
Acquisitions                               5                                                       5
Closed or sold facilities                (18)                           (3)                      (21)
                                        -----          -----          -----        -----        ----
  Total increase
   (decrease)                           $(28)          $  2           $ (7)        $ (2)       $ (35)
                                        =====          =====          =====        =====        ====

Containerboard and Corrugated Containers Segment
Net sales of $391 million for the three months ended March 31, 1999, decreased by 7% compared to last year and profits decreased by $16 million to $19 million. The decline in net sales was due primarily to the lower sales prices for corrugated containers and containerboard and the permanent closure of three JSC (U.S.) containerboard mills in December 1998. Operations for 1999 include a containerboard machine (the "Fernandina No. 2 Machine") acquired from Jefferson Smurfit Group plc in November 1998. Cost of goods sold as a percent of net sales increased to 86% for the three months ended March 31, 1999 compared to 83% for the same period last year due primarily to the lower average selling prices in 1999. Fiber costs in 1999 declined compared to last year.

Linerboard prices in the first quarter of 1999 were lower than last year by 6% and the average price of corrugated containers was lower by 2%. Market conditions began to improve late in 1998 and, during the first quarter of 1999, the Company implemented price increases of $50 and $60 per ton for linerboard and medium, respectively. The Company also began to implement price increases for corrugated containers. The price increases are expected to be fully implemented by the end of the second quarter of 1999. Containerboard shipments, including the Fernandina No. 2 Machine, increased 18%. Shipments of corrugated containers during the first quarter of 1999 increased 2% compared to last year.

The average price of SBS in the first quarter of 1999 declined 8% and shipments were lower by 3% compared to last year.

Boxboard and Folding Cartons Segment
For the three months ended March 31, 1999, net sales increased by 1% compared to last year to $197 million and profits decreased by $1 million to $13 million. The decline in profits was due primarily to the lower sales prices for folding cartons and boxboard. On average, boxboard prices were lower than last year by 11% and the average price of folding cartons was lower by 1%. Boxboard shipments decreased 15% while shipments of folding cartons increased 11% compared to last year. Cost of goods sold as a percent of net sales for the three months ended March 31, 1999 were comparable to the same period last year.

Reclamation Segment
Net sales of reclaimed fiber for the three months ended March 31, 1999 were $75 million, down 9% compared to last year and profits were unchanged. Sales prices were significantly lower than last year as a result of lower demand and the drop in the price of old corrugated containers ("OCC") experienced in 1998. The price of OCC, the primary grade used by paper mills, was lower in the 1999 period by approximately $50 per ton compared to last year. The price of old newsprint was higher by approximately $10 per ton. External shipments of reclaimed fiber increased 52% compared to last year, as a result of the closure of three of the Company's paper mills, which made significant intracompany purchases of waste fiber in prior periods.

Discontinued Operations
During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as a discontinued operation for all periods shown. Income from discontinued operations, net of tax, for the three months ended March 31, 1999 was $4 million compared to $8 million for the same period last year.

Newsprint inventories within the industry continue to be excessive, with deteriorating prices. Many newsprint producers, including the Company, have announced the curtailment of production in the first quarter of 1999. SNC revenues were $74 million and $80 million for the first quarter of 1999 and 1998, respectively. Average sales prices and shipments during the quarter were each lower than last year by 5%.

Costs and Expenses
The decrease in cost of goods sold compared to last year in the Company's Consolidated Statements of Operations resulted primarily from the permanent closure of certain containerboard mill capacity and lower fiber costs. The increase in the Company's overall cost of goods sold as a percent of net sales for the three months ended March 31 from 83% in 1998 to 87% in 1999, was due primarily to the lower average selling prices in 1999. Selling and administrative expenses as a percent of net sales for the three months ended March 31, 1999 was comparable to 1998.

Interest expense for the three months ended March 31, 1999 was $4 million lower than last year due primarily to lower average effective interest rates.

The Company recorded an income tax benefit of $9 million on a pretax loss of $26 million for the three months ended March 31, 1999. The effective tax rate for the stated period includes the effect of permanent differences from applying purchase accounting.


Restructuring

As explained in the JSCE 1998 10-K, the Company recorded a pre-tax charge of $257 million in the fourth quarter of 1998 for restructuring costs related to the permanent closure of certain of its operations in 1998 in connection with the Merger. The restructuring charge included provisions for costs associated with (1) adjustment of property, plant and equipment of closed facilities to fair value less costs to sell of $179 million, (2) facility closure costs of $42 million, (3) severance related costs of $27 million, and (4) other Merger related costs of $9 million. The restructuring charge consisted of approximately $179 million for the write-down of assets at closed facilities and approximately $78 million of anticipated cash expenditures. To date, through March 31, 1999, approximately $27 million (35%) of the cash expenditures were incurred, the majority of which related to severance and facility closure cost. THe remaining cash expenditures will continue to be funded through operations, a majority of which will be paid in 1999, as originally planned.

As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded a $5 million restructuring charge during the first quarter of 1999 related to the permanent shutdown of three corrugated JSC (U.S.) container facilities. Additional restructuring charges are expected in 1999 as management finalizes its plans.


Statistical Data

(In thousands of tons,                                 Three months ended
 except as noted)                                           March 31,
                                                       -------------------
                                                       1999           1998
                                                       ----           ----
Mill production:
     Containerboard                                     367            518
     Solid bleached sulfate                              44             49
     Coated boxboard                                    150            145
Corrugated shipments (billion square feet)              7.4            7.2
Folding cartons shipments                               140            133
Fiber reclaimed and brokered                          1,591          1,279


Liquidity and Capital Resources

Operating activities have historically been the major source of cash to fund the company's capital expenditures and debt payments. Net cash provided by operating activities for the three months ended March 31, 1999 of $24 million were used primarily to fund capital investments of $17 million and net debt payments of $6 million. Working capital, exclusive of cash and current maturities of debt, increased approximately $9 million during the three months ended March 31, 1999, due primarily to the price increases implemented in the first quarter.

The JSC (U.S.) bank credit facility (the "JSC (U.S.) Credit Agreement") contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The JSC (U.S.) Credit Agreement also requires prepayments if JSC (U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. The obligations under the JSC (U.S.) Credit Agreement are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the JSC (U.S.) Credit Agreement are secured by a security interest in substantially all of the assets of JSC (U.S.). Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The Company intends to sell or liquidate certain of its assets, including its newsprint and woodlands operations. Proceeds from asset sales are required to be used to pay down the borrowings under the JSC (U.S.) Credit Agreement.

At March 31, 1999, the Company had $406 million of unused borrowing capacity under its Credit Agreement and $109 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC (U.S.)'s level of eligible accounts receivable. The Company believes that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, restructuring payments, settlement of certain litigation relating to Cladwood'r' siding and capital expenditures. The Company expects to use any excess cash provided by operations to make further debt reductions.


Year 2000

The Year 2000 problem concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business. The Company believes that, by replacing, repairing or upgrading the systems, the Year 2000 issue can be resolved without material operational difficulties. While it is difficult, at present, to fully quantify the overall cost of this work, the Company expects to spend approximately $43 million through 1999 to correct the Year 2000 problem, of which approximately $20 million has been incurred through March 31, 1999. A large portion of these costs relate to enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. The Company is utilizing both internal and external resources to evaluate the potential impact of the Year 2000 problem. The Company plans to fund its Year 2000 effort with cash from operations and borrowings under the Credit Agreements.

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

Phase 2: Inventory: During the inventory phase, Company personnel identified systems that could potentially have a Year 2000 problem and categorized the system as compliant, non-compliant, obsolete or unknown.

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


The Company has completed the planning, inventory, triage, and detailed assessment of its IT systems and is taking corrective action and testing the new, upgraded or repaired systems. The Company identified seven high-risk IT systems, of which two have been remediated and the remaining five are scheduled to be substantially completed in the second and third quarters of 1999.

The Company's operating facilities rely on control systems, which control and monitor production, power, emissions and safety. The inventory, triage and detailed assessment phases for all operating facilities were substantially complete as of the end of the first quarter of 1999. The Company had retained a third party to assist with the verification and validation of these three phases. The Company expects to have substantially completed all phases of its Year 2000 program, for non-IT systems, by the end of the third quarter of 1999.

The Year 2000 Program Management Office has compiled a list of mission critical vendors. A mission critical vendor is a provider of goods or services without which a facility could not function. Each of the mission critical vendors was surveyed to insure that they are Year 2000 compliant or have a plan in place. As of March 31, 1999, 66% of the mission critical vendors surveyed have responded. The results of the mission critical vendors surveyed indicate 22% are currently compliant, 34% have provided a target date for compliance, and 10% have replied but did not provide a target date for compliance. A second follow-up survey has been sent to the 34% who did not respond. Where appropriate, Company representatives will conduct an in-depth investigation of a mission critical vendor's ability to be Year 2000 compliant.

The Company currently believes that it will be able to replace, repair or upgrade all of its IT and non-IT systems affected by the Year 2000 problem on a timely basis. In the event the Company does not complete its plan to bring systems into compliance before the year 2000, there could be severe disruption in the operation of its process control and other manufacturing systems, financial systems and administrative systems. Production problems and delayed product deliveries could result in a loss of customers. The production impact of a Year 2000 related failure varies significantly among the facilities and any such failure could cause manufacturing delays, possible environmental contamination or safety hazards. The most reasonably likely worst case scenario is the occurrence of a Year 2000 related failure at one or more of the Company's paper mills which, could include multiple paper machines. The Company has the capability to produce and ship products from multiple geographic locations should disruptions occur. Delays in invoicing customer shipments could cause a slowdown in cash receipts, which could affect the Company's ability to meet its financial obligations. To the extent customers experience Year 2000 problems that are not remediated on a timely basis, the Company may experience material fluctuations in the demand for its products. The amount of any potential liability and/or lost revenue cannot be reasonably estimated at this time; however, such amounts could be material.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the JSCE 1998 10-K.

Interest Rate Risk

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk in the first quarter of 1999.

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

     27.1        Financial Data Schedule

b)   Reports on Form 8-K

     Form 8-K dated February 12, 1999 was filed under Item 5 - Other Events and
     Item 7 - Exhibits

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  JSCE, Inc.
                                          ---------------------------
                                                 (Registrant)







Date May 17, 1999                           /s/ Paul K. Kaufmann
     --------------                     -----------------------------
                                                Paul K. Kaufmann
                                               Vice President and
                                              Corporate Controller
                                        (Principal Accounting Officer)

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'