Form 10-Q
period 1999-06-30
JSCE INC
filed 1999-08-13
CIK 727742

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


For Quarter Ended June 30, 1999
Commission File Number 0-11951


                                   JSCE, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      37-1337160
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

          150 North Michigan Avenue, Chicago, Illinois      60601
          -------------------------------------------------------
          (Address of principal executive offices)     (Zip Code)

                                 (312) 346-6600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 1999, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                                   JSCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Three Months Ended     Six Months Ended
                                                                             June 30,               June 30,
                                                                     ------------------------------------------------
(In millions)                                                            1999       1998        1999        1998
---------------------------------------------------------------------------------------------------------------------
Net sales ........................................................     $  786      $ 764     $ 1,515     $ 1,528
Costs and expenses
    Cost of goods sold............................................        645        639       1,279       1,276
    Selling and administrative expenses...........................         96         69         165         137
    Restructuring charge..........................................          4                      9
                                                                        ---------------------------------------------
      Income from operations......................................         41         56          62         115
Other income (expense)
    Interest expense, net.........................................        (46)       (49)        (93)       (100)
    Other, net....................................................                                            (1)
                                                                        ---------------------------------------------
      Income (loss) from continuing operations before
        income taxes, extraordinary item and
        cumulative effect of accounting change....................         (5)         7         (31)         14

Benefit from (provision for) income taxes.........................          3         (5)         12          (9)
                                                                        ---------------------------------------------
     Income (loss) from continuing operations before extraordinary
        item and cumulative effect of accounting change...........         (2)         2         (19)          5
Discontinued operations
      Income (loss) from discontinued operations, net of income
        tax benefit (provision) of $1 and $(5) for the three
        months ended June 30, 1999 and 1998 and $0 and $(11)
        for the six months ended June 30, 1999 and 1998...........         (1)         9           3          17
                                                                        ---------------------------------------------
        Income (loss) before extraordinary item and
          cumulative effect of accounting change..................         (3)        11         (16)         22

Extraordinary item
      Loss from early extinguishment of debt, net of income
        tax benefit of $9.........................................                                           (13)
Cumulative effect of accounting change
      Start-up costs, net of income tax benefit of $2.............                                            (3)

                                                                     ------------------------------------------------
Net income (loss).................................................     $   (3)     $  11     $   (16)    $     6
--------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                                 JSCE, INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,       December 31,
(In millions, except share data)                                                  1999              1998
--------------------------------------------------------------------------------------------------------------
Assets                                                                         (Unaudited)

Current assets
    Cash and cash equivalents..............................................    $     28         $     18
    Receivables, less allowances of $9 in 1999 and 1998....................         335              294
    Inventories
      Work-in-process and finished goods...................................         113              104
      Materials and supplies...............................................         128              124
                                                                           -----------------------------------
                                                                                    241              228
    Refundable income taxes................................................           7               22
    Deferred income taxes..................................................          83              122
    Prepaid expenses and other current assets..............................          10               10
                                                                           -----------------------------------
         Total current assets..............................................         704              694
Net property, plant and equipment..........................................       1,471            1,499
Timberland, less timber depletion..........................................         259              261
Goodwill, less accumulated amortization of $69 in 1999 and $65 in  1998....         209              226
Notes receivable from SSCC.................................................         347              342
Other assets...............................................................         145              152
                                                                           -----------------------------------
                                                                               $  3,135         $  3,174
--------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity (Deficit)

Current liabilities
    Current maturities of long-term debt...................................    $     57         $     44
    Accounts payable.......................................................         310              276
    Accrued compensation and payroll taxes.................................          85               75
    Interest payable.......................................................          25               28
    Other current liabilities..............................................         115              126
                                                                           -----------------------------------
         Total current liabilities.........................................         592              549
Long-term debt, less current maturities....................................       2,522            2,526
Other long-term liabilities................................................         273              278
Deferred income taxes......................................................         277              359
Stockholder's deficit
    Common stock, par value $.01 per share; 1,000 shares authorized and outstanding..........................................................
    Additional paid-in capital.............................................       1,128            1,102
    Retained earnings (deficit)............................................      (1,653)          (1,636)
    Accumulated other comprehensive income (loss)..........................          (4)              (4)
                                                                           -----------------------------------
         Total stockholder's  equity (deficit).............................        (529)            (538)
                                                                           -----------------------------------
                                                                               $  3,135         $  3,174
--------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                   JSCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



Six months ended June 30,  (In millions)                                   1999              1998
------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)..................................................... $   (16)            $   6
Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
      Extraordinary loss from early extinguishment of debt............                        22
      Cumulative effect of accounting change for start-up costs.......                         5
      Depreciation, depletion and amortization........................      67                66
      Amortization of deferred debt issuance costs....................       5                 4
      Deferred income taxes...........................................     (31)                1
      Non-cash employee benefit expense...............................      27                 4
      Non-cash restructuring charge...................................       5
      Change in current assets and liabilities,
         net of effects from acquisitions
           Receivables................................................     (42)               (3)
           Inventories................................................     (13)              (26)
           Prepaid expenses and other current assets .................                        (8)
           Accounts payable and accrued liabilities...................      29               (48)
           Interest payable...........................................     (27)
           Income taxes...............................................      15                12
      Other, net......................................................      (1)               (4)
                                                                      --------------------------------
    Net cash provided by operating activities.........................      18                31
                                                                      --------------------------------
Cash flow from investing activities
    Property additions................................................     (33)              (47)
    Proceeds from property disposals and sale of businesses...........       1                 3
    Notes receivable from SSCC........................................      19
                                                                      --------------------------------
    Net cash used for investing activities............................     (13)              (44)
                                                                      --------------------------------
Cash flow from financing activities
    Borrowings under bank credit facilities...........................                       891
    Net borrowings (payments) of long-term debt.......................       5              (862)
    Deferred debt issuance costs......................................                       (13)
                                                                      --------------------------------
    Net cash provided by financing activities.........................       5                16
                                                                      --------------------------------
Increase in cash and cash equivalents.................................      10                 3
Cash and cash equivalents
    Beginning of period...............................................      18                12
                                                                      --------------------------------
    End of period..................................................... $    28             $  15
------------------------------------------------------------------------------------------------------

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

JSCE, Inc., hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"), formerly known as Jefferson Smurfit Corporation ("JSC"). On November 18, 1998 a subsidiary of JSC was merged with Stone Container Corporation ("Stone"), an action hereafter referred to as the "Merger," and Stone became a subsidiary of SSCC. The Company owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)") and is a guarantor of the senior indebtedness of JSC (U.S.). The Company has no operations other than its investment in JSC (U.S.). JSC (U.S.) has extensive operations throughout the United States.

2. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. MERGER AND RESTRUCTURING

As part of the Company's continuing evaluation of all areas of its business in connection with its merger integration, the Company recorded a $4 million restructuring charge during the second quarter of 1999, and $9 million for the six months ended June 30, 1999 related to the permanent shutdown of various facilities. Additional restructuring charges are expected in 1999 as management finalizes its plans.

4. SELLING AND ADMINISTRATIVE EXPENSES

During the second quarter of 1999, the Company recorded a $26 million charge in selling and administrative expenses related to the cashless exercise of stock options under the Jefferson Smurfit Corporation stock option plan.

5. DISCONTINUED OPERATIONS

During February 1999 the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as discontinued operations in the accompanying consolidated financial statements. The Company has restated its prior financial statements to present the operating results of SNC as a discontinued operation. SNC revenues were $65 million and $80 million for the three months ended June 30, 1999 and 1998. SNC revenues were $139 million and $160 million for the six months ended June 30, 1999 and June 30, 1998.

6. BUSINESS SEGMENT INFORMATION

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

A summary by business segment follows:


                               Container-
                                 board &       Boxboard
                               Corrugated     & Folding       Recla-
                               Containers       Carton        mation        Other          Total
                              -------------  ------------- ------------- -------------  -------------
Three Months Ended June 30,
---------------------------
   1999
   -----
   Revenues from external
      customers...................$   421      $   208      $   91         $   66        $   786
   Intersegment revenues...........    10                       28              4             42
   Segment profit (loss)...........    43           15           2            (65)            (5)

   1998
   ----
   Revenues from external
      customers...................$   435      $   192      $   67         $   70        $   764
   Intersegment revenues...........    10                       35              5             50
   Segment profit (loss)...........    32           14          (1)           (38)             7

Six Months Ended June 30,
-------------------------
   1999
   ----
   Revenues from external
      customers...................$   812      $   405     $   166        $   132       $  1,515
   Intersegment revenues...........    19                       56             13             88
   Segment profit (loss)...........    62           28           3           (124)           (31)

   1998
   ----
   Revenues from external
      customers...................$   854      $   387     $   149        $   138       $  1,528
   Intersegment revenues...........    21                       68              9             98
   Segment profit (loss)...........    67           28                        (81)            14

7. SUMMARIZED FINANCIAL INFORMATION JSC (U.S.)

The following summarized financial information is presented for JSC (U.S.), a wholly owned subsidiary of the Company. No separate financial statements are presented for JSC (U.S.) because the financial statements of JSC (U.S.) are identical to those of the Company.

Condensed Consolidated Balance Sheets

                                                                          June 30,   December 31,
                                                                            1999          1998
                                                                          -------     ----------

Current assets.......................................................   $     704     $     694
Property, plant and equipment and timberlands, net...................       1,471         1,499
Goodwill.............................................................         209           226
Other assets.........................................................         751           755
                                                                        ----------     ---------
  Total assets.......................................................    $  3,135      $  3,174
                                                                        ==========     =========

Current liabilities..................................................   $     592      $    549
Long-term debt.......................................................       2,522         2,526
Other liabilities....................................................         550           637
Stockholder's deficit
  Common stock.......................................................
  Additional paid-in capital.........................................       1,128         1,102
  Retained deficit...................................................      (1,653)       (1,636)
  Accumulated other comprehensive income.............................          (4)           (4)
                                                                        ----------     ---------
  Total stockholder's deficit........................................        (529)         (538)
                                                                        ----------     ---------
  Total liabilities and stockholder's deficit........................   $   3,135      $  3,174
                                                                        ==========     =========

Condensed Consolidated Statements of Operations
Three months ended June 30

                                                                           1999          1998
                                                                        ----------    ---------

Net sales............................................................   $     786      $    764
Cost and expenses....................................................         745           708
Interest expense, net................................................          46            49
                                                                        ----------     --------
Income (loss) from continuing operations before
  income taxes, extraordinary item, and
  cumulative effect of accounting change.............................          (5)            7
Benefit from (provision for) income taxes............................           3            (5)
Discontinued operations..............................................          (1)            9
                                                                        ----------     --------

Net loss.............................................................   $      (3)     $     11
                                                                        ==========     ========

Condensed Consolidated Statements of Operations
Six Months Ended June 30


                                                                          1999            1998
                                                                        ----------     ---------
Net sales............................................................   $   1,515      $ 1,528
Cost and expenses....................................................       1,453        1,413
Interest expense, net................................................          93          100
Other expense, net...................................................                       (1)
                                                                        ----------     ---------
Income (loss) from continuing operations before income taxes,
  extraordinary item, and cumulative effect of accounting change.....         (31)          14
Benefit from (provision for) income taxes............................          12           (9)
Discontinued operations..............................................           3           17
Extraordinary item
  Loss from early extinguishment of debt, net of income tax benefits.                      (13)
Cumulative effect of accounting change...............................                       (3)
                                                                        ----------     ---------

Net loss.............................................................   $     (16)     $     6
                                                                        ==========     =========

The above Condensed Consolidated Statements of Operations have been restated to reflect the newsprint division as a discontinued operation.

8. CONTINGENCIES

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

9. SUBSEQUENT EVENT - WOODLANDS SALE

On July 29, 1999, the Company reached a definitive agreement to sell 820,000 acres of owned timberland and assign its rights to 160,000 acres of leased timberland to a third party for $725 million. The timberlands are located in Florida, Georgia and Alabama. The agreement is subject to regulatory approvals and is expected to close in the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As discussed in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998 (the "JSCE 1998 10-K"), a subsidiary of SSCC merged with Stone as of November 18, 1998 and Stone became a wholly-owned subsidiary of SSCC.




(In millions)                                            Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                         ------------------       ----------------
                                                            1999      1998          1999     1998
                                                         ---------  -------       --------  ------
Net sales
   Containerboard and corrugated containers.........     $    421   $    435  $    812  $    854
   Boxboard and folding cartons.....................          208        192       405       387
   Reclamation......................................           91         67       166       149
   Other operations.................................           66         70       132       138
                                                         --------   --------  --------  --------
   Total ...........................................     $    786   $    764  $  1,515  $  1,528
                                                         ========   ========  ========  ========

Profit (loss)
   Containerboard and corrugated containers.........     $     43   $     32  $     62  $     67
   Boxboard and folding cartons.....................           15         14        28        28
   Reclamation......................................            2         (1)        3
   Other operations.................................            7          9        14        17
                                                         --------   --------  --------  --------
   Total operations.................................           67         54       107       112
   Other, net.......................................          (72)       (47)     (138)      (98)
                                                         ---------  --------- --------- ---------
   Income (loss) from continuing operations
      before income taxes, extraordinary item

      and cumulative effect of accounting change....     $     (5)  $      7  $    (31) $     14
                                                         =========  ========  ========= ========


For the three months ended June 30, 1999, net sales for the Company were $786 million, an increase of 3% compared to the same period last year. As shown in the chart below, the increase in net sales was due primarily to higher sales volumes. Lower average sales prices for many of the Company's products and the closure or sale of operating facilities partially offset the sales volume improvement. Operating profits for the Company for the three months ended June 30, 1999 were $67 million, an increase of $13 million compared to the same period last year. Operating profits were favorably impacted compared to last year by lower board cost and lower fiber cost. Other, net includes corporate revenues and expenses and net interest expense. Other, net cost was higher in the 1999 period due to a $4 million restructuring charge and expense of $26 million related to the cashless exercise of stock options under the Jefferson Smurfit Corporation stock option plan.

For the six months ended June 30, 1999, net sales for the Company were $1,515 million, a decrease of 1% compared to the same period last year. As shown in the chart below, the decrease in net sales was due primarily to lower average sales prices for the Company's products and the closure or sale of operating facilities. Operating profits for the Company for the six months ended June 30, 1999 were $107 million, a decrease of $5 million compared to the same period last year. Lower fiber cost and lower board cost partially offset the effect of the lower sales prices on operating profits. Other, net cost was higher in the 1999 period due to higher LIFO expense, a $9 million restructuring charge and expense of $26 million related to the cashless exercise of stock options under the Jefferson Smurfit Corporation stock option plan.


(In millions)
                                     Container-
                                       board &   Boxboard
Increase (Decrease)                  Corrugated  & Folding                   Other
in Net Sales Due to:                 Containers   Cartons    Reclamation   Operations     Total
-------------------                 ------------ ---------   -----------   ----------     -----

Three Months Ended June 30, 1999 Compared to 1998
-------------------------------------------------

Sales price and product mix........    $   3      $   (5)    $   (14)      $            $  (16)
Sales volume.......................        6          21          42           (4)          65
Acquisitions.......................        6                                                 6
Closed or sold facilities..........      (29)                     (4)                      (33)
                                       -----      ------     -------       --------     ------
   Total increase (decrease).......    $ (14)     $   16     $    24       $   (4)      $   22
                                       =====      ======     =======       ========     ======

Six Months Ended June 30, 1999 Compared to 1998
-----------------------------------------------

Sales price and product mix........    $ (22)     $   (9)    $   (62)     $    (1)      $  (94)
Sales volume.......................       15          27          86           (5)         123
Acquisitions.......................       11                                                11
Closed or sold facilities..........      (46)                     (7)                      (53)
                                       -----      ------     -------      -------       ------
   Total increase (decrease).......    $ (42)     $   18     $    17      $    (6)      $  (13)
                                       =====      ======     =======      =======       ======

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales of $421 million for the three months ended June 30, 1999 decreased by 3% compared to last year and profits improved by $11 million to $43 million. The decline in net sales was due primarily to the permanent closure of three JSC(U.S.) containerboard mills in December 1998, the closure of four container plants in 1999 and lower sales prices for containerboard. Operations for 1999 include a containerboard machine acquired from Jefferson Smurfit Group plc in November 1998. Profits were favorably impacted by lower board cost and improving sales prices for corrugated containers. Fiber cost began to move higher near the end of the second quarter of 1999, but, on average, was lower compared to last year. Cost of goods sold as a percent of net sales increased to 86% for the three months ended June 30, 1999 compared to 84% for the same period last year.

Market conditions in the containerboard industry have improved in 1999 and, during the first quarter of 1999, the Company implemented price increases of $50 and $60 per ton for linerboard and medium, respectively. A second price increase was implemented in July, 1999 amounting to $40 per tons for liner and $70 per ton for medium, with a corresponding increase for corrugated containers effective August 1. On average, linerboard prices in the second quarter of 1999 were comparable to last year and the average price of corrugated containers was higher by 3%. Containerboard shipments increased 22% during the second quarter and shipments of corrugated containers decreased 1% compared to last year. The average price of SBS in the second quarter of 1999 declined 4% and shipments were lower by 7% compared to last year.

Net sales of $812 million for the six months ended June 30, 1999 decreased by 5% compared to last year and profits decreased by $5 million to $62 million. The decline in net sales was due primarily to the lower sales prices for containerboard and SBS and the permanent closures mentioned above. Profits were favorably impacted by lower board cost and improving sales prices for corrugated containers. Fiber cost in 1999 declined compared to last year. Cost of goods sold as a percent of net sales increased to 86% for the six months ended June 30, 1999 compared to 84% for the same period last year due primarily to the mill closures and lower average selling prices in 1999. Linerboard prices for the year to date period were lower than last year by 4% and the average price of corrugated containers was higher by 1%. Containerboard shipments for the first half of 1999 increased 20% compared to last year and shipments of corrugated containers decreased 1% principally due to the closed facilities. The average price of SBS in the first half of 1999 declined 6% compared to last year and shipments were lower by 5%.

Boxboard and Folding Cartons Segment
------------------------------------
For the three months ended June 30, 1999 net sales increased by 8% compared to last year to $208 million and profits increased by $1 million to $15 million. The sales increase was due primarily to higher sales volume of folding cartons, which increased by 13% compared to last year. Boxboard shipments increased by 1%. On average, boxboard prices were lower than last year by 12% and folding carton prices were lower by 1%. The lower sales prices had a negative effect on profits, but the effects of higher sales volume, lower board cost and lower fiber cost more than offset the decline. Cost of goods sold as a percent of net sales for the three months ended June 30, 1999 was 84%, unchanged from last year.

For the six months ended June 30, 1999 net sales increased by 5% compared to last year to $405 million. The year to date sales increase was also due to higher shipments of folding cartons, which increased 9% compared to last year. Boxboard shipments declined 7%. On average, boxboard prices were lower than last year by 12% and the average price of folding cartons was lower by 1%. Profits of $28 million for the six months ended June 30, 1999 were comparable to last year. The effect of the lower sales prices on profits for the year to date period negated the effects of higher sales volume, lower board cost and lower fiber cost. Cost of goods sold as a percent of net sales for the six months ended June 30, 1999 was 84%, unchanged from last year.

Reclamation Segment
-------------------
Net sales of reclaimed fiber for the three months ended June 30, 1999 were $91 million, up 36% compared to last year due primarily to higher sales volume. As discussed above, the closure of three of the Company's paper mills, which made significant intracompany purchases of waste fiber in periods prior to 1999, resulted in an increase in tons sold externally by the reclamation segment. Compared to last year, external shipments of reclaimed fiber (including affiliate shipments to Stone) in the second quarter of 1999 increased 65%. Demand for reclaimed fiber, particularly for old corrugated containers ("OCC"), the primary grade used by paper mills, increased in the second quarter of 1999 and sales prices began to increase. The June price of OCC increased approximately $30 per ton and is expected to be significantly higher in the third quarter. Compared to last year however, the average price of OCC in the second quarter was lower by approximately $18 per ton. The price of old newsprint in the second quarter was lower by approximately $5 per ton compared to last year. Profits in the second quarter increased $3 million compared to the same period last year. Cost of goods sold as a percent of net sales decreased to 88% for the three months ended June 30, 1999 compared to 90% for the same period last year due primarily to lower wastepaper cost.

Net sales of reclaimed fiber for the six months ended June 30, 1999 increased 11% compared to last year to $166 million due to higher external shipments. External shipments of reclaimed fiber (including affiliate shipments to Stone) were higher by 62% compared to last year. For the year to date period, the average price of OCC was lower by approximately $35 per ton compared to last year and the price of old newsprint was comparable. Profits for the year to date period improved by $3 million compared to last year. Cost of goods sold as a percent of net sales for the six months ended June 30, 1999 was 89%, unchanged compared to last year.

Discontinued Operations
-----------------------
During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as a discontinued operation for all periods shown. The Company had a loss from discontinued operations, net of tax, for the three months ended June 30, 1999 of $1 million compared to a profit of $9 million for the same period last year. Newsprint inventories within the industry continue to be excessive, with deteriorating prices. Many newsprint producers, including the Company, announced the curtailment of production in the first half of 1999. SNC revenues were $65 million and $80 million for the second quarter of 1999 and 1998, respectively. Average newsprint sales prices were lower than last year by 15% and shipments during the quarter were lower than last year by 3%.

Income from discontinued operations, net of tax, for the six months ended June 30, 1999 was $3 million compared to $17 million for the same period last year. SNC revenues were $139 million and $160 million for the first half of 1999 and 1998, respectively. Average newsprint sales prices for the year to date period were lower than last year by 10% and shipments were lower than last year by 4%.

Costs and Expenses
------------------
Cost of goods sold and selling and administrative expenses in 1999 were favorably impacted by the plant closures mentioned above. The Company's overall cost of goods sold as a percent of net sales for the three months ended June 30, declined from 84% in 1998 to 82% in 1999 and was comparable to last year for the six months ended June 30. Selling and administrative expenses as a percent of net sales for the three month and the six month periods ended June 30, 1999 increased compared to 1998 due primarily to expense of $26 million related to the cashless exercise of stock options.

Interest expense, net declined compared to last year in each of the three and six month periods ended June 30, 1999. Interest expense, net includes interest income which consists primarily of interest earned on the Company's intercompany loan made to SSCC in November 1998 in connection with the Merger. Interest income includes $12 million for the three months ended June 30, 1999 and $24 million for the six months ended June 30, 1999 related to the SSCC intercompany loan. While the Company's average debt levels for the periods were higher compared to last year due primarily to borrowings related to the Merger, the higher level of interest income more than offset the increase in interest expense. The Company's overall average effective interest rates in the 1999 periods were comparable to last year.

The Company recorded an income tax benefit of $3 million on a pretax loss of $5 million for the three months ended June 30, 1999 and an income tax benefit of $12 million on a pretax loss of $31 million for the six months ended June 30, 1999. The effective tax rates for the stated periods include the effect of permanent differences from applying purchase accounting.

RESTRUCTURING

As explained in the JSCE 1998 10-K, the Company recorded a pre-tax charge of $257 million in the fourth quarter of 1998 for restructuring costs related to the permanent closure of certain of its operations in 1998 in connection with the Merger. The restructuring charge included provisions for costs associated with (1) adjustment of property, plant and equipment of closed facilities to fair value less costs to sell of $179 million, (2) facility closure costs of $42 million, (3) severance related costs of $27 million, and (4) other Merger related costs of $9 million. As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded a $9 million restructuring charge during the first half of 1999 related to the permanent shutdown of four JSC(U.S.) corrugated container facilities. Additional restructuring charges are expected in 1999 as management finalizes its plans. The restructuring charges consisted of approximately $183 million for the write-down of assets at closed facilities and approximately $83 million of anticipated cash expenditures. Since the Merger, through June 30, 1999, approximately $31 million (37%) of the cash expenditures were incurred, the majority of which related to severance and facility closure cost. The remaining cash expenditures will continue to be funded through operations, approximately one third of which will be paid in 1999, as originally planned.

STATISTICAL DATA


(In thousands of tons, except as noted)          Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                 -------------------     ------------------
                                                 1999        1998        1999         1998
                                                 ----        ----        ----         ----
Mill production:
   Containerboard.........................       416          498         783        1,016
   Solid bleached sulfate.................        47           48          91           97
   Coated boxboard........................       143          142         293          287
Corrugated shipments (billion sq. ft.)....       7.2          7.6        14.6         14.8
Folding carton shipments..................       147          130         288          263
Fiber reclaimed and brokered..............     1,630        1,263       3,221        2,542


LIQUIDITY AND CAPITAL RESOURCES

Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for the six months ended June 30, 1999 of $18 million and proceeds of $19 million received from SSCC in partial repayment of its intercompany loan were used primarily to fund property additions of $33 million.

The JSC(U.S.) bank credit facility (the "JSC(U.S.) Credit Agreement") contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The JSC(U.S.) Credit Agreement also requires prepayments if JSC(U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. The obligations under the JSC(U.S.) Credit Agreement are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the JSC(U.S.) Credit Agreement are secured by a security interest in substantially all of the assets of JSC(U.S.). Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

On July 29, 1999, the Company reached a definitive agreement to sell 820,000 acres of owned timberland and assign its rights to 160,000 acres of leased timberland to a third party for $725 million. The timberlands are located in Florida, Georgia and Alabama. The agreement is subject to regulatory approvals and is expected to close in the fourth quarter of 1999. Proceeds from asset sales are required to be used to pay down the borrowings under the JSC(U.S.) Credit Agreement. The Company intends to sell or liquidate additional assets, including its newsprint operations.

At June 30, 1999, the Company had $417 million of unused borrowing capacity under the Credit Agreement and $95 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC(U.S.)'s level of eligible accounts receivable. The Company believes that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, restructuring payments, settlement of certain litigation relating to Cladwood'r' siding and capital expenditures. The Company expects to use any excess cash provided by operations to make further debt reductions.

YEAR 2000

The Year 2000 problem concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business. The Company believes that, by replacing, repairing or upgrading the systems, the Year 2000 issue can be resolved without material operational difficulties. While it is difficult, at present, to fully quantify the overall cost of this work, the Company expects to spend approximately $43 million through 1999 to correct the Year 2000 problem, of which approximately $28 million has been incurred through June 30, 1999. A large portion of these costs relate to enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. The Company has utilized both internal and external resources to evaluate the potential impact of the Year 2000 problem. The Company is funding its Year 2000 effort with cash from operations and borrowings under the Credit Agreements.

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

The Company has completed the planning, inventory, triage, and detailed assessment of its IT systems and is taking corrective action and testing the new, upgraded or repaired systems. The Company identified seven high-risk IT systems, of which three have been remediated, three are scheduled to be substantially completed in the third quarter of 1999, and one is scheduled for completion in the fourth quarter of 1999.

The Company's operating facilities rely on control systems, which control and monitor production, power, emissions and safety. The inventory, triage and detailed assessment phases for all operating facilities were complete as of the end of the second quarter of 1999. The Company had retained a third party to assist with the verification and validation of these three phases. The Company expects to have substantially completed all phases of its Year 2000 program, for non-IT systems, by the end of the third quarter of 1999. At the end of the second quarter of 1999, 92% of the total inventoried systems were compliant.

The Year 2000 Program Management Office has compiled a list of mission critical vendors. A mission critical vendor is a provider of goods or services without which a facility could not function. Each of the mission critical vendors was surveyed to insure that they are Year 2000 compliant or have a plan in place. Additional evaluation of those vendors, whose failure would have a substantial impact and/or have provided an inadequate response, is ongoing. This process is anticipated to be substantially complete by the end of the third quarter of 1999.

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

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Each of the Company's operating facilities is developing a specific contingency plan for their most reasonably likely worst case scenarios. These plans should be substantially complete by the end of the third quarter of 1999. The Company will also seek to take appropriate actions to mitigate the effects of the Company's or significant vendors' failure to remediate the Year 2000 problem in a timely manner, including increasing the inventory of critical raw materials and supplies, increasing finished goods inventories, switching to alternative energy sources, and making arrangements for alternate vendors.

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

Interest Rate Risk
------------------
The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the six months ended June 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 1999, the Superior Court of Washington issued its final approval of the settlement of the nationwide class action pending in King County, Washington against the Company and SNC involving claims regarding Cladwood'r' siding manufactured by SNC. All other pending class actions relating to Cladwood'r' have been subsequently dismissed.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are included in this Form 10-Q.

   10.1 First Amendment of Amended and Restated Credit Agreement, dated as of June 30, 1999, among SSCC, JSCE, JSC (U.S.) and the Banks party thereto (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for quarter ended June 30, 1999).

   27.1   Financial Data Schedule

b)   Reports on Form 8-K

        None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        JSCE, Inc.
                                                  ----------------------
                                                       (Registrant)


Date:      August 13, 1999                           Paul K. Kaufmann
                                                  ----------------------
                                                     Paul K. Kaufmann
                                                    Vice President and
                                                   Corporate Controller
                                               (Principal Accounting Officer)

                          STATEMENT OF DIFFERENCES
                          ------------------------

The registered trademark symbol shall be expressed as ................ 'r'