Form 10-Q
period 1999-09-30
JSCE INC
filed 1999-11-12
CIK 727742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 1999
Commission File Number 0-11951

                                   JSCE, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  37-1337160
---------------------------------          ----------------------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


           150 North Michigan Avenue,    Chicago, Illinois      60601
           ----------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

                                 (312) 346-6600
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
           ----------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 1999, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                          PART I-FINANCIAL INFORMATION
                          ----------------------------

ITEM 1. FINANCIAL STATEMENTS
-----------------------------


                                    JSCE, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended     Nine Months Ended
                                                                            September 30,         September 30,
                                                                        -----------------------------------------------
(In millions)                                                            1999       1998        1999       1998
-----------------------------------------------------------------------------------------------------------------------
Net sales ............................................................ $ 855     $   758     $ 2,370     $ 2,286
Costs and expenses
     Cost of goods sold ..............................................   715         633       1,994       1,909
     Selling and administrative expenses .............................    73          68         238         205
     Restructuring charge ............................................     1                      10
                                                                        ------------------------------------------------
        Income from operations .......................................    66          57         128         172
Other income (expense)
     Interest expense, net ...........................................   (48)        (48)       (141)       (148)
     Other, net ......................................................     1          (1)          1          (2)
                                                                        ------------------------------------------------
        Income (loss) from continuing operations before
           income taxes, extraordinary item and
           cumulative effect of accounting change ....................    19           8         (12)         22
Benefit from (provision for) income taxes ............................   (10)         (5)          2         (14)
                                                                        ------------------------------------------------
        Income (loss) from continuing operations before extraordinary
           item and cumulative effect of accounting change ...........     9           3         (10)          8
Discontinued operations
        Income (loss) from discontinued operations, net of income
           tax benefit (provision) of $4 and $(3) for the three
           months ended September 30, 1999 and 1998 and $4 and $(14)
           for the nine months ended September 30, 1999 and 1998 .....    (4)          5          (1)         22
                                                                        ------------------------------------------------
           Income (loss) before extraordinary item and
              cumulative effect of accounting change .................     5           8         (11)         30
Extraordinary item
        Loss from early extinguishment of debt, net of income
           tax benefit of $9 .........................................                                       (13)
Cumulative effect of accounting change
        Start-up costs, net of income tax benefit of $2 ..............                                        (3)
                                                                        ------------------------------------------------
Net income (loss) ....................................................  $  5     $     8      $  (11)    $    14

-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                    JSCE, INC
                           CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,     December 31,
(In millions, except share data)                                                              1999              1998
---------------------------------------------------------------------------------------------------------------------------
Assets                                                                                   (Unaudited)

Current assets
     Cash and cash equivalents .........................................................  $    20          $    18
     Receivables, less allowances of $10 in 1999 and $9 in 1998 ........................      381              294
     Inventories
        Work-in-process and finished goods .............................................      135              104
        Materials and supplies .........................................................      115              124
                                                                                        -----------------------------------
                                                                                              250              228
     Refundable income taxes ...........................................................        7               22
     Deferred income taxes .............................................................       67              122
     Prepaid expenses and other current assets .........................................       33               10
                                                                                        -----------------------------------
           Total current assets ........................................................      758              694
Net property, plant and equipment ......................................................    1,450            1,499
Timberland, less timber depletion ......................................................      264              261
Goodwill, less accumulated amortization of $70 in 1999 and $65 in 1998 .................      207              226
Notes receivable from SSCC .............................................................      357              342
Other assets ...........................................................................      146              152
                                                                                        -----------------------------------
                                                                                          $ 3,182          $ 3,174
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity (Deficit)

Current liabilities
     Current maturities of long-term debt ..............................................  $    71          $    44
     Accounts payable ..................................................................      369              276
     Accrued compensation and payroll taxes ............................................       88               75
     Interest payable ..................................................................       47               28
     Other current liabilities .........................................................      112              126
                                                                                        -----------------------------------
           Total current liabilities ...................................................      687              549
Long-term debt, less current maturities ................................................    2,479            2,526
Other long-term liabilities ............................................................      276              278
Deferred income taxes ..................................................................      263              359
Stockholder's equity (deficit)
     Common stock, par value $ 01 per share; 1,000 shares authorized and outstanding....
     Additional paid-in capital ........................................................    1,128            1,102
     Retained earnings (deficit) .......................................................   (1,647)          (1,636)
     Accumulated other comprehensive income (loss) .....................................       (4)              (4)
                                                                                        -----------------------------------
           Total stockholder's  equity (deficit) .......................................     (523)            (538)
                                                                                        -----------------------------------
                                                                                          $ 3,182          $ 3,174
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                    JSCE, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Nine Months Ended September 30,  (In millions)                                  1999         1998
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss) .......................................................  $    (11)       $     14
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
        Extraordinary loss from early extinguishment of debt ............                        22
        Cumulative effect of acounting change for start-up costs ........                         5
        Depreciation, depletion and amortization ........................       100             100
        Amortization of deferred debt issuance costs ....................         8               5
        Deferred income taxes ...........................................       (29)             13
        Non-cash employee benefit expense ...............................        27               4
        Non-cash restructuring charge ...................................         6
        Change in current assets and liabilities,
           net of effects from acquisitions
              Receivables ...............................................       (88)            (10)
              Inventories ...............................................       (21)            (21)
              Prepaid expenses and other current assets .................       (23)             (9)
              Accounts payable and accrued liabilities ..................        85             (50)
              Interest payable ..........................................       (16)             23
              Income taxes ..............................................        15               3
        Other, net ......................................................        (1)            (10)
                                                                         -------------------------------
     Net cash provided by operating activities ..........................        52              89
                                                                         -------------------------------
Cash flow from investing activities
     Property additions .................................................       (49)            (69)
     Proceeds from property disposals and sale of businesses ............         2               3
     Notes receivable from SSCC .........................................        20
                                                                         -------------------------------
     Net cash used for investing activities .............................       (27)            (66)
                                                                         -------------------------------
Cash flow from financing activities
     Borrowings under bank credit facilities ............................                       891
     Net payments of long-term debt .....................................       (23)           (898)
     Deferred debt issuance costs .......................................                       (13)
                                                                         -------------------------------
     Net cash used for financing activities .............................       (23)            (20)
                                                                         -------------------------------
Increase in cash and cash equivalents ...................................         2               3
Cash and cash equivalents
     Beginning of period ................................................        18              12
                                                                         -------------------------------
     End of period ......................................................  $     20            $ 15
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                   JSCE, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Tabular amounts in millions)

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements and notes thereto of JSCE, Inc. have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the JSCE, Inc. Annual Report on Form 10-K for the year ended December 31, 1998, (the "JSCE 1998 10-K"), filed March 31, 1999 with the Securities and Exchange Commission.

JSCE, Inc., hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"), formerly known as Jefferson Smurfit Corporation ("JSC"). On November 18, 1998 a subsidiary of JSC was merged with Stone Container Corporation ("Stone"), an action hereafter referred to as the "Merger," and Stone became a subsidiary of SSCC. The Company owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC (U.S.)") and is a guarantor of the senior indebtedness of JSC (U.S.). The Company has no other material operations other than its investment in JSC (U.S.). JSC (U.S.) has extensive operations throughout the United States.

2. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. MERGER AND RESTRUCTURING

As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded a $1 million restructuring charge during the third quarter of 1999, and $10 million for the nine months ended September 30, 1999 related to the permanent shutdown of various facilities. Additional restructuring charges are expected in 1999 and 2000 as management finalizes its plans.

4. DISCONTINUED OPERATIONS

During February 1999 the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as discontinued operations in the accompanying consolidated financial statements. The Company has restated its prior financial statements to present the operating results of SNC as a discontinued operation. SNC revenues were $66 million and $83 million for the three months ended September 30, 1999 and 1998. SNC revenues were $205 million and $243 million for the nine months ended September 30, 1999 and 1998.

Pursuant to a definitive agreement dated September 21, 1999, the Company sold its Newberg, Oregon newsprint mill on November 10, 1999, for approximately $220 million, less an amount for an adjustment for working capital. Proceeds from the sale were used to reduce debt. SNC is evaluating various options with respect to the remaining operations.

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

A summary by business segment follows:

                                   Container-
                                     board &       Boxboard
                                   Corrugated     & Folding       Recla-
                                   Containers       Carton        mation        Other          Total
                                  -------------  ------------- ------------- -------------  -------------
Three Months Ended Sept. 30,
   1999
   Revenues from external
      customers....................    $  444        $  212        $  130     $   69           $  855
   Intersegment revenues ..........        10                          35          4               49
   Segment profit (loss) ..........        55            13             4        (53)              19

   1998
   Revenues from external
      customers....................    $  426        $  199        $   62     $   71           $  758
   Intersegment revenues ..........        10                          35          4               49
   Segment profit (loss) ..........        25            19                      (36)               8

Nine Months Ended Sept. 30,
   1999
   Revenues from external
      customers....................    $1,256        $  617        $  296     $  201           $2,370
   Intersegment revenues ..........        29                          91         17              137
   Segment profit (loss) ..........       117            41             7       (177)             (12)

   1998
   Revenues from external
      customers....................    $1,280        $  586        $   211    $  209           $2,286
   Intersegment revenues ..........        31                          103        13              147
   Segment profit (loss) ..........        92            47                     (117)              22

6. SUMMARIZED FINANCIAL INFORMATION JSC (U.S.)

The following summarized financial information is presented for JSC (U.S.), a wholly owned subsidiary of the Company. Other wholly owned subsidiaries of the Company, established in the third quarter of 1999, are not presented separately due to their insignificance to the Company as a whole.



Condensed Consolidated Balance Sheets
                                                                           Sept. 30,    December 31,
                                                                             1999           1998
                                                                          ---------     ------------
Current assets............................................................  $    759     $   694
Property, plant and equipment and timberlands, net .......................     1,450       1,499
Goodwill .................................................................       207         226
Other assets .............................................................       688         755
                                                                        ------------     -------
  Total assets............................................................  $  3,104     $ 3,174
                                                                        ============     =======

Current liabilities.......................................................  $    689     $   549
Long-term debt ...........................................................     2,479       2,526
Other liabilities ........................................................       461         637
Stockholder's deficit
  Common stock ...........................................................
  Additional paid-in capital .............................................     1,127       1,102
  Retained deficit .......................................................    (1,648)     (1,636)
  Accumulated other comprehensive income .................................        (4)         (4)
                                                                        ------------     -------
  Total stockholder's deficit ............................................      (525)       (538)
                                                                        ------------     -------
  Total liabilities and stockholder's deficit.............................  $  3,104     $ 3,174
                                                                        ============     =======


Condensed Consolidated Statements of Operations
Three Months Ended September 30
                                                                             1999         1998
                                                                         -----------    --------
Net sales.................................................................  $    855     $   758
Cost and expenses ........................................................       789         701
Interest expense, net ....................................................        50          48
Other income (expense), net ..............................................         1          (1)
                                                                        ------------     -------
Income from continuing operations before
  income taxes, extraordinary item, and
  cumulative effect of accounting change .................................        17           8
Provision for income taxes ...............................................        (9)         (5)
Discontinued operations ..................................................        (4)          5
                                                                        ------------     -------
Net income................................................................  $      4     $     8
                                                                        ============     =======

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30

                                                                             1999        1998
                                                                          --------     -------
Net sales .............................................................    $ 2,370     $ 2,286
Cost and expenses .....................................................      2,242       2,114
Interest expense, net .................................................        143         148
Other income (expense), net ...........................................          1          (2)
                                                                          --------     --------
Income (loss) from continuing operations before income taxes,
  extraordinary item, and cumulative effect of accounting change ......        (14)         22
Benefit from (provision for) income taxes .............................          3         (14)

Discontinued operations ...............................................         (1)         22
Extraordinary item
  Loss from early extinguishment of debt, net of income tax benefits ..                    (13)
Cumulative effect of accounting change, net of income tax benefits ....                     (3)
                                                                          --------     --------
Net income (loss) .....................................................    $   (12)    $    14
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

The Company faces potential liability for response costs at various off-site disposal sites which the Company has received notice that it may be a potentially responsible party ("PRP"), as well as for hazardous substance contamination of certain Company-owned properties. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share. In determining the liability, the estimate takes into consideration the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters.

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

8. SUBSEQUENT EVENTS

Pursuant to a definitive agreement dated as of July 28, 1999, as amended, the Company sold its 820,000 acres of owned timberland and assigned its rights to 160,000 acres of leased timberland to a third party for $710 million on October 25, 1999. The Company received $225 million in cash at closing, with the balance in the form of installment notes. The proceeds from the notes will be realized by mid-November upon completion of a monetization program. The timberlands are located in Florida, Georgia and Alabama. Proceeds from the sale were used to reduce debt.

On October 15, 1999 JSC(U.S.) amended the JSC(U.S.) Credit Agreement to (i) ease certain quarterly financial covenants for 1999 and 2000, (ii) permit the sale of the timberlands and the Newberg mill, (iii) permit the cash proceeds from these asset sales to be applied as prepayments against the JSC(U.S.) Credit Agreement, and (iv) permit certain prepayments of other indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

As discussed in the JSCE 1998 10-K, a subsidiary of SSCC merged with Stone as of November 18, 1998 and Stone became a wholly-owned subsidiary of SSCC.



(In millions)                                            Three Months Ended      Nine Months Ended
                                                            September 30,         September 30,
                                                         -------------------    ------------------
                                                            1999       1998       1999     1998
                                                         ---------  --------    -------- ---------
Net sales
   Containerboard and corrugated containers.........     $    444   $    426  $  1,256  $  1,280
   Boxboard and folding cartons.....................          212        199       617       586
   Reclamation......................................          130         62       296       211
   Other operations.................................           69         71       201       209
                                                         ---------  --------  --------  --------
   Total ...........................................     $    855   $    758  $  2,370  $  2,286
                                                         =========  ========  ========  ========

Profit (loss)
   Containerboard and corrugated containers.........     $     55   $     25  $    117  $     92
   Boxboard and folding cartons.....................           13         19        41        47
   Reclamation......................................            4                    7
   Other operations.................................            7          8        21        25
                                                         ---------  --------  --------  --------
   Total operations.................................           79         52       186       164
   Other, net.......................................          (60)       (44)     (198)     (142)
                                                         ---------  --------  --------  --------
   Income (loss) from continuing operations
      before income taxes, extraordinary item
      and cumulative effect of accounting change....     $     19   $      8  $    (12) $    22
                                                         =========  ========  ========= ========

For the three months ended September 30, 1999, net sales for the Company were $855 million, an increase of 13% compared to the same period last year. As shown in the chart below, the increase in net sales was due primarily to higher sales volumes and improvements in sales price. Closures of operating facilities partially offset the volume and price improvements. Operating profits for the Company for the three months ended September 30, 1999 were $79 million, an increase of $27 million compared to the same period last year. Operating profits were favorably impacted by higher average prices for the Company's primary products and the higher sales volume. Other, net includes corporate revenues and expenses and net interest expense. Other, net cost for the three months ended September 30, 1999 was higher in the 1999 period due to higher LIFO expense.

For the nine months ended September 30, 1999, net sales for the Company were $2,370 million, an increase of 4% compared to the same period last year. As shown in the chart below, the increase in net sales was due primarily to higher sales volume, particularly in the reclamation segment. Lower sales prices and the closure of operating facilities partially offset the volume improvement. Operating profits for the Company for the nine months ended September 30, 1999 were $186 million, an increase of $22 million compared to the same period last year. Operating profits were favorably impacted by improvements in pricing of corrugated containers and the higher sales volume. Other, net cost was higher in the 1999 period due to higher LIFO expense, a $10 million restructuring charge and expense of $26 million related to the cashless exercise of stock options under the Jefferson Smurfit Corporation stock option plan.


(In millions)
                                     Container-
                                      board &     Boxboard
Increase (Decrease)                  Corrugated  & Folding                   Other
in Net Sales Due to:                 Containers   Cartons    Reclamation   Operations     Total
--------------------                 ----------   -------    -----------   ----------     -----

Three Months Ended September 30,
1999 Compared to 1998
Sales price and product mix........     $   35      $   (3)    $   32       $   (1)       $   63
Sales volume.......................          6          16          39           (1)          60
Acquisitions.......................          9                                                 9
Closed or sold facilities..........        (32)                     (3)                      (35)
                                       -------     --------     -------      -------     -------
   Total increase (decrease).......     $   18      $   13     $    68      $    (2)      $   97
                                       =======     ========    ========     ========     =======

Nine Months Ended September 30,
1999 Compared to 1998

Sales price and product mix........     $   13      $  (12)    $   (30)     $    (2)      $  (31)
Sales volume.......................         28          43         125           (6)         190
Acquisitions.......................         20                                                20
Closed or sold facilities..........        (85)                    (10)                      (95)
                                       -------     --------    --------     --------     -------
   Total increase (decrease).......     $  (24)     $   31     $    85      $    (8)      $   84
                                       =======     ========    ========     ========     =======

Containerboard and Corrugated Containers Segment

Net sales of $444 million for the three months ended September 30, 1999 increased by 4% compared to last year and profits improved by $30 million to $55 million. The increases in net sales and profits were due primarily to the impact of higher sales prices and sales volume. Net sales were negatively impacted by the permanent closure of three JSC(U.S.) containerboard mills in December 1998 and the closure of four container plants in 1999. Operations for 1999 include a containerboard machine acquired from Jefferson Smurfit Group plc in November 1998. Reclaimed fiber cost was higher in the third quarter of 1999 compared to last year. Cost of goods sold as a percent of net sales decreased to 81% for the three months ended September 30, 1999 compared to 86% for the same period last year due primarily to the higher sales prices.

The Company implemented price increases of $40 and $70 per ton for linerboard and medium, respectively in July 1999, with a corresponding increase for corrugated containers beginning August 1. On average, linerboard prices in the third quarter of 1999 were higher than last year by 15% and the average price of corrugated containers was higher by 7%. Containerboard shipments for the third quarter of 1999 decreased 18% compared to last year due to the mill closures and shipments of corrugated containers decreased 5% due principally to closed facilities. The average price of SBS in the third quarter of 1999 declined 1% and shipments were higher by 2% compared to last year.

Net sales of $1,256 million for the nine months ended September 30, 1999 decreased by 2% compared to last year and profits increased by $25 million to $117 million. The decline in net sales was due to the permanent closures mentioned above. Net sales and profits were favorably impacted by higher sales prices and sales volumes compared to last year. Reclaimed fiber cost for the nine months ended September 30, 1999 was comparable to last year. Cost of goods sold as a percent of net sales for the nine months ended September 30, 1999 was 85%, unchanged from last year. Linerboard prices for the year to date period were higher than last year by 2% and the average price of corrugated containers was higher by 2%. Containerboard shipments for the nine months ended September 30, 1999 decreased 18% compared to last year due to the mill closures and shipments of corrugated containers decreased 3% due principally to the closed facilities. The average price of SBS for the nine months ended September 30, 1999 declined 4% compared to last year and shipments were lower by 2%.

Boxboard and Folding Cartons Segment

For the three months ended September 30, 1999 net sales increased by 7% compared to last year to $212 million and profits decreased by $6 million to $13 million. The sales increase was due primarily to higher sales volume of folding cartons, which increased by 7% compared to last year. Boxboard shipments increased by 15% compared to last year. On average, boxboard prices were lower than last year by 12% and folding carton prices were comparable to last year. The lower sales prices and higher reclaimed fiber costs had a negative effect on profits in the third quarter of 1999 compared to last year. Cost of goods sold as a percent of net sales increased to 85% for the three months ended September 30, 1999 compared to 82% for the same period last year due primarily to the effect of lower prices.

For the nine months ended September 30, 1999 net sales increased by 5% compared to last year to $617 million and profits decreased by $6 million to $41 million. The sales increase was due to higher shipments of folding cartons, which increased 8% compared to last year. Boxboard shipments were comparable to last year. On average, boxboard prices were lower than last year by 12% and the price of folding cartons was lower by 1%. The effect of the lower sales prices on profits for the year to date period negated the effects of higher sales volume. Reclaimed fiber cost for the year to date period was comparable to last year. Cost of goods sold as a percent of net sales increased to 84% for the nine months ended September 30, 1999 compared to 83% for the same period last year due primarily to the effect of lower prices.

Reclamation Segment

Net sales of reclaimed fiber for the three months ended September 30, 1999 were $130 million, up 110% compared to last year due primarily to higher sales volume as a result of the Merger. As discussed above, the closure of three of the Company's paper mills, which made significant intracompany purchases of waste fiber in periods prior to 1999, resulted in an increase in tons sold externally by the reclamation segment. Compared to last year, external shipments of reclaimed fiber (including affiliate shipments to Stone) in the third quarter of 1999 increased 57%. Demand for reclaimed fiber, particularly for old corrugated containers ("OCC"), the primary grade used by paper mills, was strong in the second and third quarters of 1999 and sales prices increased. Reclaimed fiber prices moved lower in September and the Company believes they will drop further in the fourth quarter as a result of seasonal increases in supply. Compared to last year, the average price of OCC in the third quarter was higher by approximately $25 per ton and the price of old newsprint was higher by approximately $5 per ton. Profits in the third quarter increased $4 million compared to the same period last year. Cost of goods sold as a percent of net sales increased to 89% for the three months ended September 30, 1999 compared to 87% for the same period last year due primarily to higher wastepaper cost.

Net sales of reclaimed fiber for the nine months ended September 30, 1999 increased 40% compared to last year to $296 million due to higher sales volume. External shipments of reclaimed fiber (including affiliate shipments to Stone) were higher by 54% compared to last year. For the year to date period, the average price of OCC was lower by approximately $15 per ton compared to last year due to low prices experienced in the first quarter of 1999. The price of old newsprint was comparable. Profits for the year to date period improved by $7 million compared to last year. Cost of goods sold as a percent of net sales for the nine months ended September 30, 1999 was 89%, unchanged compared to last year.

Discontinued Operations

During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, SNC. Accordingly, SNC is accounted for as a discontinued operation for all periods shown. In November 1999, the Company sold its Newberg, Oregon newsprint mill (see "Liquidity and Capital Resources"). The Newberg mill produces approximately 370,000 metric tons per year of recycled content newsprint.

The Company had a loss from discontinued operations, net of tax, for the three months ended September 30, 1999 of $4 million compared to a profit of $5 million for the same period last year. SNC revenues were $66 million and $83 million for the third quarter of 1999 and 1998, respectively. On average, newsprint sales prices during the quarter were lower than last year by 19% and shipments were lower by 3%.

Loss from discontinued operations, net of tax, for the nine months ended September 30, 1999 was $1 million compared to income, net of tax, of $22 million for the same period last year. SNC revenues were $205 million for the nine months ending September 30, 1999 compared to $243 million for the same period in 1998. Many newsprint producers, including SNC, curtailed production during the nine months ended September 30, 1999. On average, newsprint sales prices for the year to date period were lower than last year by 13% and shipments were lower by 4%.

Costs and Expenses

Cost of goods sold and selling and administrative expenses in 1999 were favorably impacted by the plant closures mentioned above. The Company's overall cost of goods sold as a percent of net sales for the three months ended September 30, declined from 85% in 1998 to 84% in 1999 due primarily to the higher sales prices and was comparable to last year for the nine months ended September 30 at 84%. Selling and administrative expenses as a percent of net sales for the three months ended September 30 were comparable for 1999 and 1998, but increased for the nine month period ended September 30, 1999 compared to 1998 due primarily to expense of $26 million related to the cashless exercise of stock options.

Interest expense, net was comparable to last year for the three months ended September 30, 1999 and declined compared to last year for the nine months ended September 30, 1999. Interest expense, net includes interest income which consists primarily of interest earned on the Company's intercompany loan made to SSCC in November 1998 in connection with the Merger. Interest income includes $12 million for the three months ended September 30, 1999 and $36 million for the nine months ended September 30, 1999 related to the SSCC intercompany loan. While the Company's average debt levels for the periods were higher compared to last year due primarily to borrowings related to the Merger, the higher level of interest income more than offset the increase in interest expense. The Company's overall average effective interest rates in the 1999 periods were comparable to last year.

The Company recorded an income tax benefit of $2 million on a pretax loss of $12 million for the nine months ended September 30, 1999. The effective tax rate for the period differed from the Federal statutory tax rate due to several factors, the most significant of which were state income taxes and the effect of permanent differences from applying purchase accounting.

STATISTICAL DATA

(In thousands of tons, except as noted)          Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                 ------------------       -------------------
                                                   1999       1998         1999         1998
                                                 -------     ------       ------      -------
Mill production:
   Containerboard.........................          401          491       1,184        1,507
   Solid bleached sulfate.................           50           47         141          144
   Coated boxboard........................          143          147         436          434
Corrugated shipments (billion sq. ft.)....          7.2          7.5        21.8         22.3
Folding carton shipments..................          146          138         434          401
Fiber reclaimed and brokered..............        1,648        1,291       4,869        3,833

RESTRUCTURING

As explained in the JSCE 1998 10-K, the Company recorded a pre-tax charge of $257 million in the fourth quarter of 1998 for restructuring costs related to the permanent closure of certain of its operations in 1998 in connection with the Merger. The restructuring charge included provisions for costs associated with (1) adjustment of property, plant and equipment of closed facilities to fair value less costs to sell of $179 million, (2) facility closure costs of $42 million, (3) severance related costs of $27 million, and (4) other Merger related costs of $9 million. As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded a $10 million restructuring charge for the nine months ended September 30, 1999 related to the permanent shutdown of six JSC(U.S) facilities. Additional restructuring charges are expected in 1999 and 2000 as management finalizes its plans. Through September 30, 1999, restructuring charges consisted of approximately $185 million for the write-down of assets at closed facilities and approximately $82 million of anticipated cash expenditures. Since the Merger, through September 30, 1999, approximately $38 million (46%) of the cash expenditures were incurred, the majority of which related to severance and facility closure cost. The remaining cash expenditures will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities have historically been the major source of cash to fund the Company's capital expenditures and debt payments. Net cash provided by operating activities for the nine months ended September 30, 1999 of $52 million and proceeds of $20 million received from SSCC in partial repayment of its intercompany loan were used primarily to fund property additions of $49 million and net debt payments of $23 million.

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

Pursuant to a definitive agreement dated as of July 28, 1999, as amended, the Company sold its 820,000 acres of owned timberland and assigned its rights to 160,000 acres of leased timberland to a third party for $710 million on October 25, 1999. The timberlands are located in Florida, Georgia and Alabama. The Company received $225 million in cash at closing, with the balance in the form of installment notes. The proceeds from the notes will be realized by mid-November upon completion of a note monetization program. Pursuant to a definitive agreement dated September 21, 1999 the Company sold its Newberg, Oregon newsprint mill on November 10, 1999 for approximately $220 million, less an adjustment for working capital. SNC is evaluating various options with respect to its remaining operations. Proceeds from these asset sales were used to pay down the borrowings under the JSC(U.S.) Credit Agreement.

On October 15, 1999 JSC(U.S.) amended the JSC(U.S.) Credit Agreement to (i) ease certain quarterly financial convenants for 1999 and 2000, (ii) permit the sale of the timberlands and the Newberg mill, (iii) permit the cash proceeds from these asset sales to be applied as prepayments against the JSC(U.S.) Credit Agreement, and (iv) permit certain prepayments of other indebtedness.

As of September 30, 1999, JSC(U.S.) had $441 million of unused borrowing capacity under the JSC(U.S.) Credit Agreement and $89 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC(U.S.)'s level of eligible accounts receivable. The Company believes that internally generated cash flows, proceeds from asset divestitures and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, restructuring payments, settlement of certain litigation relating to Cladwood'r' siding, expenditures under the Cluster Rule (as discussed in the JSCE 1998 10-K) and capital expenditures. The Company expects to use any excess cash provided by operations to make further debt reductions.

YEAR 2000

The Year 2000 problem concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Company depends upon its information technology ("IT") and non-IT systems (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business. The Company believes that, by replacing, repairing or upgrading the systems, the Year 2000 issue can be resolved without material operational difficulties. The Company expects to spend approximately $39 million through 1999 to correct the Year 2000 problem, of which approximately $33 million has been incurred through September 30, 1999. A large portion of these costs relate to enhancements that will enable the Company to reduce or avoid costs and operate many of its production facilities more efficiently. Some of these projects have been accelerated in order to replace existing systems that cannot be brought into compliance by the year 2000. The Company has utilized both internal and external resources to evaluate the potential impact of the Year 2000 problem. The Company is funding its Year 2000 effort with cash from operations and borrowings under the JSC(U.S.) Credit Agreement.

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

The Company has completed the planning, inventory, triage, and detailed assessment of its IT systems and is taking corrective action and testing the new, upgraded or repaired systems. The Company identified seven high-risk IT systems, of which five have been remediated and two are scheduled for completion in the fourth quarter of 1999.

The Company's operating facilities rely on control systems, which control and monitor production, power, emissions and safety. The inventory, triage and detailed assessment phases for all operating facilities were complete as of the end of the second quarter of 1999. The Company has substantially completed all phases of its Year 2000 program for non-IT systems. At the end of the third quarter of 1999, 96% of the total inventoried systems were compliant.

The Year 2000 Program Management Office has compiled a list of mission critical vendors. A mission critical vendor is a provider of goods or services without which a facility could not function. Each of the mission critical vendors was surveyed to insure that they are Year 2000 compliant or have a plan in place. The status of mission critical vendors is being continually monitored and updated.

The Company currently believes that it will be able to replace, repair or upgrade all of its remaining non-compliant IT and non-IT systems affected by the Year 2000 problem on a timely basis. In the event the Company does not complete its plan to bring these systems into compliance before the year 2000, there could be severe disruption in the operation of its process control and other manufacturing systems, financial systems and administrative systems. Production problems and delayed product deliveries could result in a loss of customers. The production impact of a Year 2000 related failure varies significantly among the facilities and any such failure could cause manufacturing delays, possible environmental contamination or safety hazards. The most reasonably likely worst case scenario is the occurrence of a Year 2000 related failure at one or more of the Company's paper mills which, could include multiple paper machines. The Company has the capability to produce and ship products from multiple geographic locations should disruptions occur. Delays in invoicing customer shipments could cause a slowdown in cash receipts, which could affect the Company's ability to meet its financial obligations. To the extent customers experience Year 2000 problems that are not remediated on a timely basis, the Company may experience material fluctuations in the demand for its products. The amount of any potential liability and/or lost revenue cannot be reasonably estimated at this time; however, such amounts could be material.

While the Company currently expects no material adverse consequences on its financial condition or results of operations due to Year 2000 issues, the Company's beliefs and expectations are based on certain assumptions that ultimately may prove to be inaccurate. Each of the Company's operating facilities is developing a specific contingency plan for their most reasonably likely worst case scenarios. These plans were substantially complete by the end of the third quarter of 1999. The contingency plans provide for appropriate actions to mitigate the effects of the Company's or significant vendors' failure to remediate the Year 2000 problem in a timely manner, including reacting to utility outages, providing for alternate transportation, the continuation of normal payroll cycles, arranagements for alternate vendors and business and process control disruptions.

There is a risk that the Company's plans for achieving Year 2000 compliance may not be completed on time. Critical items are on schedule and, for non-critical items, the Company's plans would provide advance notice, and steps would be taken to prevent potential injuries to employees and others, and to prevent potential environmental contamination. Customers and suppliers would also receive advance notice allowing them to implement alternate plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the JSCE 1998 10-K.

INTEREST RATE RISK

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the nine months ended September 30, 1999.

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



10.1       Second Amendment of Amended and Restated Credit Agreement dated as of
           October 15, 1999, among SSCC, JSCE, Inc, JSC(U.S.) and the banks party thereto (incorporated by reference to Exhibit 10.1 to SSCC's
           Quarterly Report on Form 10-Q for the quarter ended September 30,
           1999).

10.2(a)    Purchase and Sale Agreement, effective as of July 28, 1999, between
           Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit
           2.1 to JSCE, Inc.'s Current Report on Form 8-K dated October 25,
           1999).

10.2(b)    First Amendment to Purchase and Sale Agreement, dated October 21,
           1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.2 to JSCE, Inc.'s Current Report on Form 8-K dated
           October 25, 1999).

27.1       Financial Data Schedule

b)   Reports on Form 8-K

Form 8-K dated October 25, 1999 was filed with the Securities and Exchange Commission in connection with the sale by JSC(U.S.) of timberlands to a third party for $710 million.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     JSCE, Inc.
                                               ------------------------
                                                    (Registrant)

Date:      November 12, 1999                     /s/  Paul K. Kaufmann
                                               ------------------------
                                                      Paul K. Kaufmann
                                                     Vice President and
                                                    Corporate Controller
                                               (Principal Accounting Officer)

                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as..................... 'r'