Form 10-K
period 1999-12-31
JSCE INC
filed 2000-03-14
CIK 727742

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1999 or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

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

                        ------------------------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___   No  X
             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 2000, none of the registrant's voting stock was held by non-affiliates.

The number of shares outstanding of the registrant's common stock as of January 31, 2000: 1,000

DOCUMENTS INCORPORATED BY REFERENCE:                           Part of Form 10-K
                                                                  Into Which
                                                                  Document is
          Document                                               Incorporated
          --------                                               ------------

Sections of the Smurfit-Stone Container Corporation's
Proxy Statement to be filed on or before April 30, 2000
for the Annual Meeting of Stockholders to be held on
May 18, 2000                                                          III

                                  JSCE, Inc.
                          Annual Report on Form 10-K
                               December 31, 1999

                               TABLE OF CONTENTS

PART I                                                                                      Page No.
Item 1.   Business................................................................................ 2
Item 2.   Properties.............................................................................. 6
Item 3.   Legal Proceedings....................................................................... 7
Item 4.   Submission of Matters to a Vote of Security Holders..................................... 8

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters................... 8
Item 6.   Selected Financial Data................................................................. 9
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...10
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk..............................17
Item 8.   Financial Statements and Supplementary Data.............................................19
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....45

PART III
Item 10.  Directors and Executive Officers of the Registrant......................................45
Item 11.  Executive Compensation..................................................................47
Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................47
Item 13.  Certain Relationships and Related Transactions..........................................47

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................47

FORWARD-LOOKING STATEMENTS
Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part 1, Item 1, "Business--Environmental Compliance", under Part I, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements, within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although JSCE, Inc. believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends," and similar expressions as they relate to JSCE, Inc. or its management are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. Important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond the control of JSCE, Inc., include the impact of general economic conditions in the U.S. and in other countries in which JSCE, Inc. and its subsidiaries currently do business; industry conditions, including competition and product and raw material prices; fluctuations in exchange rates and currency values; capital expenditure requirements; legislative or regulatory requirements, particularly concerning environmental matters; interest rates; access to capital markets; the timing of and value received in connection with asset divestitures; and obtaining required approvals, if any, of debt holders. The actual results, performance or achievement by JSCE, Inc. could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on the results of operations or financial condition of JSCE, Inc.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

JSCE, Inc., a Delaware corporation (the "Company" or "JSCE"), is an integrated producer of containerboard, corrugated containers and other packaging products. JSCE conducts all of its business operations through its wholly-owned subsidiary Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)"). JSC(U.S.) has extensive operations throughout the United States. For the year ended December 31, 1999, JSCE had net sales of $3,295 million and net income of $272 million.

JSCE is a wholly-owned subsidiary of Smurfit-Stone Container Corporation, a Delaware corporation ("SSCC"). SSCC is a holding company with no business operations of its own. SSCC conducts business operations through two wholly-owned subsidiaries: JSCE and Stone Container Corporation, a Delaware corporation ("Stone"). SSCC acquired Stone through the November 18, 1998 merger of a wholly-owned subsidiary of Jefferson Smurfit Corporation ("JSC"), now known as SSCC, with and into Stone (the "Merger").

PRODUCTS

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

The primary products of the Company's Containerboard and Corrugated Containers segment include corrugated containers, containerboard and solid bleached sulfate ("SBS"). This segment includes four paper mills and 48 container plants located in the United States. Sales for the Company's Containerboard and Corrugated Container segment in 1999 were $1,774 million (including $40 million of intersegment sales). Production for the Company's paper mills and sales volume for the corrugated container facilities for the last three years were:

                                                                  1999      1998      1997
                                                                  ----      ----      ----
Tons produced (in thousands)
   Containerboard............................................    1,592     1,978     2,024
   Solid bleached sulfate....................................      189       185       190
Corrugated containers sold (in billion sq. ft.)..............     29.1      29.9      31.7

The Company's containerboard mills produce a full line of containerboard, which for 1999 included 985,000 tons of unbleached kraft linerboard, 324,000 tons of mottled white linerboard and 283,000 tons of recycled medium. The Company's containerboard mills and corrugated container operations are highly integrated, with the majority of containerboard produced by the Company used internally by its corrugated container operations. In 1999, the Company's container plants consumed 1,930,000 tons of containerboard.

Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture and for many other applications, including point of purchase displays. The Company provides innovative packaging solutions, stressing the value-added aspects of its corrugated containers, including labeling and multicolor graphics to differentiate its products and respond to customer requirements. The Company's container plants are located nationwide, serving local customers and large national accounts.

The Company also produces SBS, a portion of which is consumed internally by the Company's folding carton plants.

BOXBOARD AND FOLDING CARTONS SEGMENT

The primary products of the Company's Boxboard and Folding Cartons segment include coated recycled boxboard and folding cartons. Sales for the Company's Boxboard and Folding Cartons segment in 1999 were $836 million.

Production of coated recycled boxboard in 1999, 1998 and 1997 by the Company's boxboard mills was 581,000, 582,000 and 585,000 tons, respectively. The Company's boxboard and folding carton operations are integrated, with the majority of tons produced by the Company's boxboard mills used internally by its folding carton operations. In 1999, the Company's folding carton plants consumed 637,000 tons of recycled boxboard, SBS and coated natural kraft, representing an integration level of approximately 78%.

Folding cartons are sold to manufacturers of consumable goods, especially food, beverage, detergents, paper products and other consumer products. The Company's folding carton plants offer extensive converting capabilities, including web and sheet lithographic, rotogravure and flexographic printing, laminating and a full line of structural and graphic design services tailored to specific technical requirements, as well as photography for packaging, sales promotion concepts, and point of purchase displays. Folding cartons are used primarily to provide point of purchase advertising while protecting customers' products. The Company makes folding cartons for a wide variety of applications, including food and fast foods, detergents, paper products, beverages, health and beauty aids and other consumer products. Customers range from small local accounts to large national accounts. The Company's folding carton plants are located nationwide. Folding carton sales volumes for 1999, 1998 and 1997 were 582,000, 536,000 and 488,000 tons, respectively.

The Company has focused its capital expenditures and its marketing activities in this segment to support a strategy of enhancing product quality as it relates to packaging graphics, increasing flexibility while reducing customer lead time, and assisting customers in innovative package designs.

RECLAMATION SEGMENT

The Company's reclamation operations procure fiber resources for the Company's paper mills as well as other producers. The Company operates reclamation facilities that collect, sort, grade and bale recovered paper. The Company also collects aluminum and glass. In addition, the Company operates a nationwide brokerage system whereby it purchases and resells recovered paper to the Company's recycled paper mills and other producers on a regional and national contract basis. Brokerage contracts provide bulk purchasing, resulting in lower prices and cleaner recovered paper. Many of the reclamation facilities are located close to the Company's recycled paper mills, ensuring availability of supply with minimal shipping costs. Tons of recovered paper collected for 1999, 1998 and 1997 were 6,560,000, 5,155,000 and 4,832,000, respectively. The
Company's sales of recycled materials in 1999 were $563 million (including $126 million of intersegment sales).

OTHER PRODUCTS

Specialty Packaging
The Company produces a wide variety of specialty packaging products including uncoated recycled boxboard, papertubes and cores, solid fiber partitions and consumer packaging. Papertubes and cores are used primarily for paper, film and foil, yarn carriers and other textile products and furniture components. Flexible packaging, paper and metallized paper labels and heat transfer labels are used in a wide range of consumer product applications. In addition, a contract packaging plant provides custom contract packaging services, including cartoning, bagging, liquid-filling or powder-filling and high-speed overwrapping. The Company produces high-quality rotogravure cylinders and has a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries. In 1999, the Company's sales of specialty packaging products were $286 million (including $19 million of intersegment sales).

Cladwood(R)

Cladwood(R) is a wood composite panel used by the housing industry, manufactured from sawmill shavings and other wood residuals and overlaid with recycled newsprint. Smurfit Newsprint Corporation, a wholly-owned subsidiary of JSC(U.S.) ("SNC"), has two Cladwood(R) plants located in Oregon. Sales for Cladwood(R) in 1999 were $21 million.

Newsprint

The Company is in the process of divesting the newsprint mills owned by SNC, and accordingly its newsprint operations, located in Newberg and Oregon City, OR have been accounted for as a discontinued operation. The Newberg mill was sold in November 1999. The Company is in negotiations to transfer ownership of the Oregon City mill and does not expect to realize any significant proceeds from the transaction.

In 1999, SNC produced approximately 510,000 metric tons and sold $235 million of newsprint. For the past three years, an average of approximately 42% of SNC's newsprint production was sold to The Times Mirror Company pursuant to a long-term newsprint agreement.

FIBER RESOURCES
---------------

Wood fiber and recycled fiber are the principal raw materials used in the manufacture of the Company's paper products. The Company satisfies virtually all of its need for wood fiber through purchases on the open market or under supply agreements and essentially all of its need for recycled fiber through the operation of its reclamation facilities and nationwide brokerage system.

Wood fiber and recycled fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Conservation regulations have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which the Company procures wood fiber. Fluctuations in supply and demand for recycled fiber have from time to time caused tight supplies of recycled fiber, and at those times the Company has experienced an increase in the cost of such fiber. While the Company has not experienced any significant difficulty in obtaining wood fiber and recycled fiber in proximity to its mills, there can be no assurances that this will continue to be the case for any or all of its mills.

In October 1999, the Company sold 820,000 acres of owned timberland and assigned its rights to 160,000 acres of leased timberland in the southeastern United States. As part of the sales agreement, JSC(U.S.) entered into a two-year supply contract with the buyer to purchase 1.4 million tons of timber during 2000 and 2001 at prevailing market prices.

MARKETING
---------

The Company's marketing strategy is to sell a broad range of paper-based packaging products to marketers of industrial and consumer products. In managing the marketing activities of its paperboard mills, the Company seeks to meet the quality and service needs of the customers of its package converting plants at the most efficient cost, while balancing those needs against the demands of its open market customers. The Company's converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high volume sales of commodity products. The Company seeks to serve a broad customer base for each of its segments and as a result serves thousands of accounts from its plants. Each plant has its own sales force, and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. The Company complements the local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant because of production capacity and equipment requirements.

The Company's business is not dependent upon a single customer or upon a small number of major customers. The Company does not believe that the loss of any one customer would have a material adverse effect on the Company.

COMPETITION
-----------

The markets in which the Company sells its principal products are highly competitive and comprised of many participants. Although no single company is dominant, the Company does face significant competitors in each of its businesses. The Company's competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which the Company competes have historically been sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

BACKLOG
-------

Demand for the Company's major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are not a significant factor in the industry. The Company does not have a significant backlog of orders, as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT
------------------------

The Company's research and development center uses state-of-the-art technology to assist all levels of the manufacturing and sales processes from raw materials supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services. The Company actively pursues applications for patents on new inventions and designs and attempts to protect its patents against infringement. Nevertheless, the Company believes that its success and growth are more dependent on the quality of its products and its relationships with its customers than on the extent of its patent protection. The Company holds or is licensed to use certain patents, licenses, trademarks and tradenames on products, but does not consider that the successful continuation of any material aspect of its business is dependent upon such patents.

EMPLOYEES
---------

The Company had approximately 14,400 employees at December 31, 1999, of whom approximately 8,900 (62%) are represented by collective bargaining units. The expiration dates of union contracts for the Company's major paper mill facilities are as follows: the Brewton, AL mill, expiring in October 2002 and the Fernandina Beach, FL mill, expiring in June 2003. The Company believes that its employee relations are generally good and is currently in the process of bargaining with unions representing production employees at a number of its operations. While the terms of these agreements may vary, the Company believes that the material terms of its collective bargaining agreements are customary for the industry and the type of facility, the classification of the employees and the geographic location covered thereby.

ENVIRONMENTAL COMPLIANCE
------------------------

The Company's operations are subject to extensive environmental regulation by federal, state, and local authorities. The Company in the past has made significant capital expenditures to comply with water, air, solid and hazardous waste and other environmental laws and regulations and expects to make significant expenditures in the future for environmental compliance. Because various environmental standards are subject to change, it is difficult to predict with certainty the amount of capital expenditures that will ultimately be required to comply with future standards. In particular, the United States Environmental

Protection Agency ("EPA") has finalized significant parts of its comprehensive rule governing the pulp, paper and paperboard industry (the "Cluster Rule"), which will require substantial expenditures to achieve compliance. The Company estimates, based on engineering studies done to date, that compliance with these portions of the Cluster Rule could require up to $130 million in capital expenditures over the next several years. The ultimate cost of complying with the regulations cannot be predicted with certainty until further engineering studies are completed and additional regulations are finalized.

In addition to Cluster Rule compliance, the Company also anticipates additional capital expenditures related to environmental compliance. For the past three years, the Company has spent an average of approximately $17 million annually on capital expenditures for environmental purposes. The anticipated spending for such capital projects for fiscal 2000 is approximately $70 million. A significant amount of the increased expenditures in 2000 will be due to compliance with the Cluster Rule and is included in the estimate of up to $130 million referenced above. Since the Company's competitors are, or will be, subject to comparable environmental standards, including the Cluster Rule, management is of the opinion, based on current information, that compliance with environmental standards will not adversely affect the Company's competitive position.

ITEM 2.     PROPERTIES

The Company maintains manufacturing facilities and sales offices throughout North America. The Company's facilities are properly maintained and equipped with machinery suitable for their use. The Company's manufacturing facilities, excluding the discontinued newsprint operations, as of December 31, 1999 are summarized below.

                                                             Number of Facilities
                                                        -------------------------------    State
                                                          Total      Owned     Leased    Locations
                                                        ---------  ---------  ---------  ---------
    Paper mills.......................................     12          12                     9
    Corrugated container plants.......................     48          36         12         21
    Folding carton plants.............................     20          16          4         10
    Specialty packaging plants........................     29          10         19         16
    Reclamation plants................................     26          17          9         15
    Wood products plants..............................      1           1                     1
    Cladwood(R).......................................      2           2                     1
                                                          ---         ---        ---
    Total.............................................    138          94         44         30

Approximately 58% of the Company's investment in property, plant and equipment is represented by its paper mills.

The approximate annual tons of productive capacity of the Company's paper mills, including the proportionate share of its affiliate's productive capacity, at December 31, 1999 were:


                                                            Annual Capacity
                                                            ---------------
                                                               (000 tons)

    Containerboard..........................................     1,612
    Solid bleached sulfate..................................       192
    Recycled boxboard.......................................       779
                                                                 -----
    Total...................................................     2,583

ITEM 3.   LEGAL PROCEEDINGS

LITIGATION

Subsequent to an understanding reached in December 1998, the Company and SNC entered into a Settlement Agreement in January 1999 to implement a nationwide class action settlement of claims involving Cladwood(R), a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. The class action claimants alleged that Cladwood(R) siding on their homes prematurely failed. The settlement was reached in connection with a class action pending in King County, WA and also resolved all other pending class actions. Pursuant to the settlement, SNC paid $20 million into a settlement fund, plus up to approximately $6.5 million of administrative costs, plaintiffs' attorneys' fees, and class representative payments. The Company has established reserves that it believes will be adequate to pay eligible claims; however, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood(R) cases could exceed established reserves.

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and the United States District Court for the Eastern District of Pennsylvania alleging that Stone reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including JSC(U.S.) and SSCC. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1,1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The Federal Multidistrict Litigation Panel has ordered all of the complaints to be transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania. Stone, JSC(U.S.) and SSCC believe they have meritorious defenses and intend to vigorously defend these cases.

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

ENVIRONMENTAL MATTERS

In March 1999, management of SNC's Oregon City, OR newsprint mill became aware of possible alterations by one of its employees of data utilized in determining compliance with the mill's National Pollutant Discharge Elimination System ("NPDES") permit. SNC conducted a thorough internal investigation of this matter and, based on this investigation, concluded that such alterations did occur and that as a result, the mill may have violated its NPDES permit limits on suspended solids on several occasions. SNC provided both the EPA and the Oregon Department of Environmental Quality with a detailed report of its investigation and the agencies are conducting an additional investigation based on this report. SNC is fully cooperating with the investigation. SNC is unable to predict the potential consequences of this matter.

Federal, state and local environmental requirements are a significant factor in the Company's business. The Company employs processes in the manufacture of paperboard and other products which result in various discharges, emissions, and wastes and which are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. The Company operates and expects to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions, and wastes.

The Company also faces potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and analogous state laws, regardless of fault or the lawfulness of the original disposal. The Company has received notice that it is or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. The Company's relative percentage of waste deposited at a majority of these sites is quite small. In addition to participating in remediation of sites owned by third parties, the Company has entered into consent orders for investigation and/or remediation of certain Company-owned properties.

Based on current information, the Company believes that the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and remediation of owned property will not have a material adverse effect on the Company's financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved at December 31, 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the registrant during the fourth quarter of 1999.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company is a wholly-owned subsidiary of SSCC, and therefore, all of the outstanding common stock of the Company ("JSCE Common Stock") is owned by SSCC. As a result, there is no established public market for the JSCE Common Stock.

DIVIDENDS

The Company has not paid cash dividends on its common stock. The ability of the Company to pay dividends in the future is restricted by certain provisions contained in the JSC(U.S.) Credit Agreement (as defined) and the indentures relating to the outstanding indebtedness of JSC(U.S.), which the Company guarantees.

ITEM 6.   SELECTED FINANCIAL DATA

(In millions, except statistical data)
-------------------------------------------------------------------------------------------------------------
                                                          1999(a)      1998(b)      1997      1996      1995
-------------------------------------------------------------------------------------------------------------
Summary of Operations(c)
Net sales...............................................  $ 3,295     $ 3,043     $ 2,957   $ 3,109   $ 3,704
Income (loss) from operations...........................      226         (78)        176       333       598
Income (loss) from continuing operations before
  extraordinary item and cumulative effect of
  accounting change.....................................      276        (171)        (19)       80       227
Discontinued operations, net of income tax provision....        6          27          20        37        20
Net income (loss).......................................      272        (160)          1       112       243

-------------------------------------------------------------------------------------------------------------
Other Financial Data
Net cash provided by operating activities...............  $   103     $   117     $    88   $   380   $   393
Net cash provided by (used for) investing activities....      829        (595)       (175)     (133)     (160)
Net cash provided by (used for) financing activities....     (939)        484          87      (262)     (268)
Depreciation, depletion and amortization................      134         134         127       125       122
Capital investments and acquisitions....................       69         265         191       129       170
Working capital.........................................       41         145          71        34        51
Property, plant, equipment and timberland, net..........    1,309       1,760       1,788     1,720     1,709
Total assets............................................    2,736       3,174       2,771     2,688     2,783
Long-term debt..........................................    1,636       2,570       2,040     1,944     2,192
Stockholder's deficit...................................     (235)       (538)       (374)     (375)     (487)

-------------------------------------------------------------------------------------------------------------
Statistical Data (tons in thousands)
Containerboard and SBS production (tons)................    1,781       2,163       2,214     2,250     2,176
Recycled boxboard production (tons).....................      746         757         758       713       714
Corrugated shipments (billion sq. ft.)..................     29.1        29.9        31.7      30.0      29.4
Folding carton shipments (tons).........................      582         536         488       474       476
Fiber reclaimed and brokered (tons).....................    6,560       5,155       4,832     4,464     4,293
Number of employees.....................................   14,400      15,000      15,800    15,800    16,200

(a) The Company recorded a pretax gain of $407 million on the sale of its timberlands in 1999.

(b) The Company recorded pretax charges of $310 million ($187 million after tax) in the fourth quarter of 1998, including $257 million of restructuring charges in connection with the Merger, $30 million for settlement of its Cladwood(R) litigation and $23 million of Merger-related costs.

(c) SNC's newsprint operations are presented as a discontinued operation for all periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Market conditions and demand for containerboard and corrugated containers, the Company's primary products, have historically been subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and the Company's profitability.

Market conditions were generally weak from 1996 to 1998 due primarily to excess capacity within the industry. Linerboard prices, which peaked in 1995 at approximately $535 per ton, declined dramatically thereafter, reaching a low of $310 per ton in April 1997. Corrugated container prices followed this same pricing trend during the period with somewhat less fluctuation. Prices remained at reduced levels through the end of 1998.

During the second half of 1998, the containerboard industry took extensive economic downtime, resulting in a significant reduction in inventory levels. In addition, several paper companies, including the Company, permanently shut down paper mill operations approximating 6% of industry capacity. The balance between supply and demand for containerboard improved as a result of the shutdowns, and inventories remained low throughout 1999. Corrugated container shipments for the industry were strong in 1999, increasing approximately 2% compared to 1998. Based on these developments, the Company was able to implement two price increases during 1999, totaling $90 per ton for linerboard, bringing the price at the end of 1999 to $430 per ton. In addition, the Company implemented a $50 per ton price increase in February 2000 for linerboard.

Market conditions in the folding carton and boxboard mill industry, which were weak in 1998, began to strengthen in the second half of 1999. Demand for recycled boxboard and SBS improved gradually and the Company was able to implement price increases in the fourth quarter of 1999. On average, prices were lower in 1999 as compared to 1998. Shipments of folding cartons for the industry increased 2% compared to 1998 and mill operating rates were higher.

Wood fiber and recycled fiber are the principal raw materials used in the manufacture of the Company's products. Fiber supplies can vary widely at times and are highly dependent upon the demand of paper mills. Wood fiber and reclaimed fiber prices declined in 1998 due primarily to the lower demand brought about by extensive economic downtime taken by the containerboard industry in 1998. The price of old corrugated containers ("OCC"), the principal grade used in recycled containerboard mills, declined in 1998 to its lowest level in five years. The Company's average wood fiber cost in 1999 declined approximately 6% compared to 1998 due primarily to the number of permanent mill closures in those areas where the Company competes for wood. Recycled fiber prices increased approximately 11% compared to 1998, primarily as a result of stronger export demand.

RESTRUCTURING AND MERGER

As previously discussed, a wholly-owned subsidiary of SSCC merged with Stone on November 18, 1998. In connection with the Merger, SSCC restructured its operations. The restructuring included the shutdown of approximately 1.1 million tons, or 15%, of SSCC's North American containerboard mill capacity and approximately 400,000 tons of SSCC's market pulp capacity. During the fourth quarter of 1998, the Company recorded a pretax charge of $257 million for restructuring costs related to the permanent shutdown on December 1, 1998 of certain JSC(U.S.) mill operations and related facilities in connection with the Merger. Three JSC(U.S.) containerboard mills with capacity of approximately 700,000 tons were closed. The restructuring charge of $257 million included provisions for costs for JSC(U.S) associated with (1) adjustment of property, plant and equipment of closed facilities to fair value less costs to sell of $179 million, (2) facility closure costs of $42 million, (3) severance related costs of $27 million and (4) other Merger-related costs of $9 million. As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded a $9 million restructuring charge in 1999 related to the permanent shutdown of eight additional JSC(U.S.) facilities. The 1999 restructuring charge included restructuring expense of $14 million related to the closures and a reduction in the 1998 exit liabilities of $5 million.

The exit liabilities remaining for the Company as of December 31, 1999 consisted of approximately $29 million of anticipated cash expenditures. Since the Merger, through December 31, 1999, approximately $42 million (59%) of the cash expenditures were incurred, the majority of which related to severance and facility closure cost. Future cash outlays for restructuring are anticipated to be $9 million in 2000, $4 million in 2001 and $16 million thereafter. The remaining cash expenditures will continue to be funded through operations as originally planned. Additional restructuring charges are expected in 2000 as management finalizes its plans.

RESULTS OF OPERATIONS
---------------------

Segment Data

(In millions)                                              1999                     1998                     1997
                                                  -----------------------  -----------------------  -----------------------
                                                       Net        Profit/        Net       Profit/       Net        Profit/
                                                      Sales       (Loss)        Sales      (Loss)       Sales       (Loss)
                                                  -------------------------------------------------------------------------
Containerboard and corrugated containers........      $1,734       $ 177       $1,696       $ 113       $1,607       $  56
Boxboard and folding cartons....................         836          62          784          67          752          68
Reclamation.....................................         437          13          265          (1)         292           6
Other operations................................         288          29          298          33          306          33
                                                      ------       -----       ------       -----       ------       -----
Total operations................................      $3,295         281       $3,043         212       $2,957         163
                                                      ======                   ======                   ======
Restructuring charge............................                      (9)                    (257)
Interest expense, net...........................                    (175)                    (196)                    (196)
Other, net......................................                     365                      (38)                      11
                                                                   -----                    -----                    -----
Income (loss) from continuing operations
 before income taxes, extraordinary item                           $ 462                    $(279)                   $ (22)
 and cumulative effect of accounting change.....                   =====                    =====                    =====

Other, net includes, among other things, corporate expenses and gains or losses on asset sales.

1999 COMPARED TO 1998
---------------------

Net sales of $3,295 million for 1999 were higher than 1998 by 8% due primarily to higher sales volumes and improvements in sales prices. Operating profits of $281 million for 1999 were $69 million higher than 1998 due primarily to the higher sales prices. Other, net in 1999 improved $403 million compared to 1998 due primarily to gain on sale of assets in 1999. Income from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change was $462 million in 1999 as compared to a loss of $279 million in 1998. The increases (decreases) in net sales for each of the Company's segments are shown in the chart below.

(In millions)                                                         1999 Compared to 1998
                                    ------------------------------------------------------------------------------------------
                                       Containerboard         Boxboard
                                        & Corrugated         & Folding                               Other
                                         Containers           Cartons          Reclamation        Operations         Total
                                    --------------------  ----------------  -----------------  -----------------  -----------
Increase (decrease) due to:
  Sales prices and product mix....         $  83               $(9)              $ 38               $  1              $ 113
  Sales volume....................            35                61                152                (11)               237
  1998 acquisition................            26                                                                         26
  Sold or closed facilities.......          (106)                                 (18)                                 (124)
                                           -----               ---               ----               ----              -----
Net increase (decrease)...........         $  38               $52               $172               $(10)             $ 252
                                           =====               ===               ====               ====              =====

Containerboard and Corrugated Containers Segment

Net sales of $1,734 million for 1999 increased by 2% compared to 1998. The benefit from the improvement in sales prices was partially offset by plant closures resulting from the Merger. Profits improved by $64 million compared to 1998 to $177 million in 1999 due primarily to the higher sales prices and the effects of the Merger. The Company was able to implement two price increases for containerboard in 1999, totaling $90 per ton for linerboard and $130 per ton for medium. On average, linerboard and corrugated container prices increased 8% and 9%, respectively, compared to 1998. The increase in corrugated prices reflects the price increases implemented and the Company's strategy to rationalize customer mix. SBS prices were lower than 1998 by 3%.

Containerboard production of 1,592,000 tons in 1999 declined as compared to 1998 due primarily to the permanent shutdown of three JSC(U.S.) containerboard mills. Production for 1999 was favorably impacted by the acquisition of a containerboard machine from Jefferson Smurfit Group plc ("JS Group") in November 1998 (the "Fernandina No. 2 Paper Machine"). SBS shipments were higher than 1998 by 2%. Corrugated container sales volume declined compared to 1998 by 4% due primarily to plant closures and the rationalization of customer mix. Cost of goods sold as a percent of net sales decreased from 85% in 1998 to 81% in 1999 due primarily to higher sales prices, plant shutdowns and cost saving initiatives undertaken in connection with the Merger.

Boxboard and Folding Cartons Segment

Net sales for 1999 increased by 7% compared to 1998 while profits decreased by $5 million to $62 million. The sales increase was due primarily to higher sales volume of folding cartons, which increased by 9% compared to 1998. Boxboard shipments increased by 1% compared to 1998. On average, boxboard prices were lower than 1998 by 9% and folding carton prices were comparable to 1998. Cost of goods sold as a percent of net sales increased from 83% in 1998 to 84% in 1999 due primarily to the effect of lower sales prices and higher reclaimed fiber costs.

Reclamation Segment

Net sales for 1999 increased 65% compared to 1998 due primarily to higher sales volume resulting from the Merger and higher sales prices. Compared to 1998, the average price of OCC increased approximately 11% and the total tons of fiber reclaimed and brokered increased 27% due to the additional fiber requirements resulting from the Merger. Profits increased $14 million compared to 1998 due primarily to higher sales prices. Cost of goods sold as a percent of net sales for 1999 was comparable to 1998.

Other Operations
Other operations include specialty packaging and Cladwood(R) operations. Net sales and profits in 1999 were comparable to 1998.

Costs and Expenses

Cost of goods sold for 1999 in the Company's Consolidated Statements of Operations increased compared to 1998 due primarily to costs associated with the increase in sales of the reclamation segment, the addition of the Fernandina No. 2 Paper Machine and higher LIFO expense. Cost of goods sold in 1999 was favorably impacted by the plant closures in 1998. The Company's overall cost of goods sold as a percent of net sales in 1999 was comparable to 1998.

Selling and administrative expenses as a percent of net sales decreased from 11% in 1998 to 9% in 1999. Selling and administrative expenses for 1999 included expense of $26 million related to the cashless exercise of SSCC stock options under the Jefferson Smurfit Corporation stock option plan. In 1998, the Company expensed $30 million for the class action settlement of certain litigation and $23 million of other Merger-related cost.

Interest expense, net in 1999 declined compared to 1998. Interest expense, net includes interest income, which consists primarily of interest earned on the Company's intercompany loan made to SSCC in November 1998 in connection with the Merger. Interest income was $52 million for 1999 compared to $6 million in 1998. While the Company's average debt level for 1999 was higher compared to 1998 due primarily to borrowings related to the Merger, the higher level of interest income more than offset the increase in interest expense. The Company's overall average effective interest rate in 1999 was comparable to 1998.

Other, net in the Company's Consolidated Statements of Operations for 1999 included a gain on the sale of the Company's timberlands of $407 million.

The Company recorded income tax expense of $186 million in 1999. The effective rate for the period differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes. At December 31, 1999, the Company had approximately $95 million of net operating loss carryforwards for U.S. federal income tax purposes that expire in 2018, with a tax value of $33 million. At December 31, 1999, the Company had approximately $43 million of net operating loss carryforwards for state purposes that expire in the years 2000 through 2019. A valuation allowance of $10 million has been established for a portion of these deferred tax assets. For information concerning income taxes as well as information regarding the differences between effective tax rates and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements.

Discontinued Operations

In February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, SNC. The Company subsequently decided to continue to operate its Cladwood(R) business. Accordingly, SNC's newsprint results are accounted for as a discontinued operation for all periods presented in the Company's Consolidated Statements of Operations. In November 1999, the Company sold its Newberg, OR newsprint mill for approximately $211 million (see "Liquidity and Capital Resources"). The Company is in negotiations to transfer ownership of the Oregon City mill and does not expect to realize any significant proceeds from the transaction. Transfer of the Oregon City mill will complete the Company's disposition of its newsprint business.

The 1999 results for the discontinued operations included the realized gain on the sale of the Newberg mill, an expected loss on the transfer of the Oregon City mill, the actual results from the measurement date through December 31, 1999 and the estimated losses on the Oregon City mill through the expected disposition date.

1998 COMPARED TO 1997
---------------------

Net sales of $3,043 million and operating profits of $212 million were higher than 1997 by 3% and 30%, respectively, due primarily to higher sales prices. The increases (decreases) in net sales for each of the Company's segments are shown in the chart below.

(In millions)                                                         1998 Compared to 1997
                                     ----------------------------------------------------------------------------------------
                                        Containerboard         Boxboard
                                         & Corrugated         & Folding                              Other
                                          Containers           Cartons          Reclamation       Operations        Total
                                     --------------------  ----------------  -----------------  ---------------  -----------
Increase (decrease) due to:
  Sales prices and product mix.....           $146              $(13)              $(59)             $ 11             $ 85
  Sales volume.....................            (63)               45                 34               (12)               4
  Acquisition......................              9                                                                       9
  Sold or closed facilities........             (3)                                  (2)               (7)             (12)
                                              ----              ----               ----              ----             ----
Net increase (decrease)............           $ 89              $ 32               $(27)             $ (8)            $ 86
                                              ====              ====               ====              ====             ====

Containerboard and Corrugated Containers Segment

Net sales of the Containerboard and Corrugated Containers segment increased 6% compared to 1997 to $1,696 million and segment profits increased $57 million compared to 1997 to $113 million. The increases in net sales and profits were primarily the result of increased sales prices.

Containerboard and corrugated container prices were higher in 1998 by 16% and 11%, respectively, compared to 1997. SBS prices declined 2% during the period. Containerboard sales volume in 1998 declined 2% compared to 1997 due primarily to the closure of three containerboard mills, effective December 1, 1998 and higher levels of economic downtime. The Company also had 28 days of downtime in 1997 at its Brewton, AL mill associated with a rebuild and upgrade of its mottled white paper machine. Sales volume for corrugated containers declined 6% compared to 1997 due in part to the Company's strategy to rationalize customer mix. Cost of goods sold as a percent of net sales decreased from 88% in 1997 to 85% in 1998 due primarily to the higher sales prices in 1998.

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

Reclamation Segment

Net sales of the Reclamation segment declined 9% compared to 1997 to $265 million and segment profit decreased $7 million compared to 1997 to a loss of $1 million. The decreases were due to lower prices. On average, sales prices for reclaimed fiber were 16% lower in 1998 compared to 1997. The decline in price was due to the reduced demand for fiber. In spite of the downturn in domestic demand, the Company was able to increase overall sales volume nearly 7% over 1997 by increasing foreign sales and supply positions with major domestic customers. Cost of goods sold as a percent of net sales increased from 87% in 1997 to 89% in 1998 due to the lower sales prices in 1998.

Costs and expenses

Cost of goods sold as a percent of net sales declined from 86% in 1997 to 84% in 1998 due primarily to the effects of the Merger and lower LIFO expense. Selling and administrative expenses as a percent of net sales increased from 8% in 1997 to 11% in 1998. Selling and administrative expenses in 1998 included a $30 million pretax charge for the class action settlement of certain litigation and $23 million of Merger-related costs.

Subsequent to an understanding reached in December 1998, the Company and SNC entered into a Settlement Agreement in January 1999 to implement a nationwide class action settlement of claims involving Cladwood(R). The Company recorded a $30 million pretax charge in 1998 for amounts SNC agreed to pay into a settlement fund for administrative costs, plaintiffs' attorneys' fees, class representative payments and other costs. The Company believes its reserve is adequate to pay eligible claims. However, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood(R) cases could exceed established reserves (see Item 3. "Legal Proceedings").

Interest expense, net for 1998 was $196 million, the same as for 1997. The average effective interest rate for the Company's outstanding debt was lower in 1998, offsetting the impact of higher average debt levels outstanding.

The Company recorded an income tax benefit of $108 million in 1998. The effective tax rate for the period differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes.

Discontinued Operations

As explained above, SNC's newsprint results are reflected as discontinued operations for all periods presented in the Company's Consolidated Statements of Operations. The Company had income from discontinued operations, net of tax, for 1998 of $27 million compared to $20 million in 1997. Net sales for discontinued operations amounted to $303 million and $281 million for 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General

In 1999, proceeds from the sale of assets of $873 million, net cash provided by operating activities of $103 million and proceeds of $25 million received from SSCC in partial repayment of its intercompany loan were used to fund property additions of $69 million and net debt payments of $939 million.

In October 1999, the Company sold 820,000 acres of owned timberland and assigned its rights to 160,000 acres of leased timberland to a third party for $710 million, comprised of $225 million of cash and $485 million of installment notes. The installment notes were monetized in a financing transaction completed in November 1999, resulting in proceeds of $430 million. The proceeds from the sale were used to pay down borrowings under the JSC(U.S.) Credit Agreement. A bankruptcy remote qualified special purpose entity holds the installment notes. The monetization transaction was accounted for under Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Accordingly, the financial assets transferred to this qualifying special purpose entity and the liabilities of that entity are not included in the consolidated financial statements of the Company (see Note 4 of the Notes to Consolidated Financial Statements).

In November 1999, the Company sold its Newberg, OR newsprint mill. Proceeds of approximately $211 million were used to pay down borrowings under the JSC(U.S.) Credit Agreement.

Financing Activities

In October 1999, JSC(U.S.) amended the JSC(U.S.) Credit Agreement to (i) permit the sale of the timberland operations and the Newberg mill, (ii) permit the cash proceeds from these asset sales to be applied as prepayments against the JSC(U.S.) Credit Agreement, (iii) ease certain quarterly financial covenants for 1999 and 2000 and (iv) permit certain prepayments of other indebtedness.

The JSC(U.S.) Credit Agreement contains various business and financial covenants including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The JSC(U.S.) Credit Agreement also requires prepayments if JSC(U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness. The obligations under the JSC(U.S.) Credit Agreement are unconditionally guaranteed by the Company and certain of its subsidiaries. The obligations under the JSC(U.S.) Credit Agreement are secured by a security interest in substantially all of the assets of JSC(U.S.). Such restrictions, together with the highly leveraged position of the Company, could restrict corporate activities, including the Company's ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

The Company expects that internally generated cash flows and existing financing resources will be sufficient for the next several years to meet its ordinary course obligations, including debt service, restructuring payments, expenditures under the Cluster Rule and capital expenditures. Scheduled debt payments in 2000 and 2001 are $12 million and $9 million, respectively, with increasing amounts thereafter. Capital expenditures for 2000 are expected to be approximately $85 million. The Company expects to use any excess cash flow provided by operations to make further debt reductions. As of December 31, 1999, the Company had $485 million of unused borrowing capacity under the JSC(U.S.)

Credit Agreement and $91 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC(U.S.)'s level of eligible accounts receivable.

Year 2000

The year 2000 problem concerned the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changed to 2000. The Company depends upon its information technology ("IT") and non-IT (used to run manufacturing equipment that contain embedded hardware or software that must handle dates) to conduct and manage the Company's business.

The Company utilized both internal and external resources to evaluate the potential impact of the year 2000 problem and established a year 2000 Program Management Office to guide and coordinate the efforts of its operating units in developing and executing its plan. The year 2000 Program Management Office instituted a seven-phase approach, which enabled the Company to identify all systems and devices, which were determined to be susceptible to the year 2000 problem. Corrective actions were initiated and affected systems or devices were replaced, repaired or upgraded. Through December 31, 1999, the Company spent approximately $39 million to correct the year 2000 problem. The Company does not expect to spend any significant amounts in the future on year 2000 related problems.

Subsequent to midnight on December 31, 1999 (the "Rollover Date"), the Company's financial and administrative systems, communication links, and process control systems, which control and monitor production, power, emissions and safety, were verified for operational capability. Only minor issues, relating to these systems were noted. The Company has conducted and managed normal business operations as planned, since the Rollover Date and has not experienced any loss of production at any mill or converting facility as a result of the year 2000 problem. Minor issues, which surfaced at mills and converting facilities, were addressed and resolved typically within one day. The Company was able to provide customers, upon request, verification of operational capability on January 1, 2000. Furthermore, the Company was not adversely impacted by any disruption of raw materials, supplies or services provided by key vendors or suppliers.

The Company's year 2000 Program Management Office continues to check for year 2000 issues. However, given the amount of system activity since the Rollover Date, the Company does not expect any major problems related to the year 2000 problem,

Environmental Matters

The Company's operations are subject to extensive environmental regulation by federal, state, and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. The Company has made, and expects to continue to make, significant capital expenditures to comply with water, air and solid and hazardous waste and other environmental laws and regulations. Capital expenditures for environmental control equipment and facilities were approximately $15 million in 1999 and $10 million in 1998. The Company anticipates that environmental capital expenditures will approximate $70 million in 2000. The majority of the expenditures after 1999 relate to amounts that the Company currently anticipates will be required to comply with the Cluster Rule. In November 1997, the EPA issued the Cluster Rule, which made existing requirements for discharge of wastewater under the Clean Water Act more stringent and imposed new requirements on air emissions under the Clean Air Act for the pulp and paper industry. Though the final rule is still not fully promulgated, the Company currently believes it may be required to make additional capital expenditures of up to $120 million during the next several years in order to meet the requirements of the new regulations. Also, additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service.

In addition, the Company is from time to time subject to litigation and governmental proceedings regarding environmental matters in which compliance action and injunctive and/or monetary relief are sought. The Company has been named as a PRP at a number of sites, which are the subject of remedial activity under CERCLA or comparable state laws. Although the Company is subject to joint and several liability imposed under CERCLA, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Payments related to cleanup at existing and former operating sites and CERCLA sites were not material to the Company's liquidity during 1999. Future environmental regulations may have an unpredictable adverse effect on the Company's operations and earnings, but they are not expected to adversely affect the Company's competitive position.

Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on engineering studies and legislative and technological developments which cannot be predicted at this time, such costs could increase as environmental regulations become more stringent. Environmental expenditures include projects which, in addition to meeting environmental concerns, may yield certain benefits to the Company in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation costs) represent ongoing costs to the Company.

Effects of Inflation

Although inflation has slowed in recent years, it is still a factor in the economy and the Company continues to seek ways to mitigate its impact to the extent permitted by competition. Inflationary increases in operating costs have been moderate since 1996, and have not had a material impact on the Company's financial position or operating results during the last three years. The Company uses the last-in, first-out method of accounting for approximately 83% of its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus provides a closer matching of revenue and expenses in periods of increasing costs. On the other hand, depreciation charges represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

Prospective Accounting Standards

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative Instruments be recorded on the balance sheet at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 2000. The Company is currently assessing what the impact of SFAS No. 133 will be on the Company's future earnings and financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. The Company's financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Management's objective is to protect the Company from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. The Company periodically enters into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy. The Company does not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. At December 31, 1999 there were no derivative contracts outstanding.

The table below presents principal amounts by year of anticipated maturity for the Company's debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 5 to the Notes to Consolidated Financial Statements.

Short and Long-Term Debt
Outstanding as of December 31, 1999                                                       There-                Fair
(in millions)                                 2000     2001     2002     2003     2004    after      Total     Value
--------------------------------------------------------------------------------------------------------------------
Bank term loans and revolver -
  8.9% average interest rate (variable)....  $        $        $  51    $  51    $  76     $262     $  440    $  441
U.S. accounts receivable securitization-
  5.94% average interest rate (variable)...                      224                                   224       224
Senior notes -
  10.36% average interest rate (fixed).....                      100      500      300                 900       927
U.S. industrial revenue bonds -
  7.28% average interest rate (fixed)......      3                          4                24         31        31
Other......................................      9        9       11        5        2        5         41        41
                                             -----    -----    -----    -----    -----     ----     ------    ------
Total debt.................................  $  12    $   9    $ 386    $ 560    $ 378     $291     $1,636    $1,664
                                             =======================================================================

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

Index to Financial Statements:                                                                   Page No.
                                                                                                 --------
   Management's Responsibility for Financial Statements...........................................  20
   Report of Independent Auditors.................................................................  21
   Consolidated Balance Sheets - December 31, 1999 and 1998.......................................  22
   For the years ended December 31, 1999, 1998 and 1997:
      Consolidated Statements of Operations.......................................................  23
      Consolidated Statements of Stockholder's Equity (Deficit)...................................  24
      Consolidated Statements of Cash Flows.......................................................  25
   Notes to Consolidated Financial Statements.....................................................  26

The following consolidated financial statement schedule of JSCE, Inc. is included in Item 14(a):

   II.  Valuation and Qualifying Accounts and Reserves............................................  44

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



/s/ Ray M. Curran
----------------------------------------
Ray M. Curran
President and Chief Executive Officer



/s/ Paul K. Kaufmann
----------------------------------------
Paul K. Kaufmann
Vice President and Corporate Controller
(Principal Accounting Officer)

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
JSCE, Inc.



We have audited the accompanying consolidated balance sheets of JSCE, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JSCE, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 1998 the Company changed its method of accounting for start-up costs.


                                                            /s/Ernst & Young LLP
                                                            --------------------
                                                               Ernst & Young LLP


St. Louis, Missouri
January 24, 2000


                           JSCE, INC.
                   CONSOLIDATED BALANCE SHEETS


December 31,  (In millions, except share data)                           1999       1998
-----------------------------------------------------------------------------------------

Assets

Current assets
  Cash and cash equivalents.........................................   $    11   $     18
  Receivables, less allowances of $9 in 1999 and $9 in 1998.........       396        294
  Inventories
    Work-in-process and finished goods..............................        95        104
    Materials and supplies..........................................       139        124
                                                                     ---------------------
                                                                           234        228
  Refundable income taxes...........................................         7         22
  Deferred income taxes.............................................        42        122
  Prepaid expenses and other current assets.........................        22         10
                                                                     ---------------------
    Total current assets............................................       712        694
Net property, plant and equipment...................................     1,307      1,499
Timberland, less timber depletion...................................         2        261
Goodwill, less accumulated amortization
  of $72 in 1999 and $65 in 1998....................................       205        226
Notes receivable from SSCC..........................................       364        342
Other assets........................................................       146        152
                                                                     ---------------------
                                                                       $ 2,736   $  3,174
-------------------------------------------------------------------------------------------
Liabilities and Stockholder's Deficit

Current liabilities
  Current maturities of long-term debt..............................   $    12   $     44
  Accounts payable..................................................       389        276
  Accrued compensation and payroll taxes............................        88         75
  Interest payable..................................................        30         28
  Other current liabilities.........................................       152        126
                                                                     ---------------------
    Total current liabilities.......................................       671        549
Long-term debt, less current maturities.............................     1,624      2,526
Other long-term liabilities.........................................       253        278
Deferred income taxes...............................................       423        359
Stockholder's equity (deficit)
  Common stock, par value $.01 per share; 1,000
    shares authorized and outstanding
  Additional paid-in capital........................................     1,129      1,102
  Retained earnings (deficit).......................................    (1,364)    (1,636)
  Accumulated other comprehensive income (loss).....................                   (4)
                                                                     ---------------------
    Total stockholder's equity (deficit)............................      (235)      (538)
                                                                     ---------------------
                                                                       $ 2,736   $  3,174
------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


Year Ended December 31,  (In millions)                                                               1999        1998        1997
====================================================================================================================================
Net sales.......................................................................................  $   3,295   $   3,043   $   2,957
Costs and expenses
 Cost of goods sold.............................................................................      2,753       2,542       2,532
 Selling and administrative expenses............................................................        307         322         249
 Restructuring charge...........................................................................          9         257
                                                                                                  ----------------------------------
  Income (loss) from operations.................................................................        226         (78)        176
Other income (expense)
 Interest expense, net..........................................................................       (175)       (196)       (196)
 Other, net.....................................................................................        411          (5)         (2)
  Income (loss) continuing operations before                                                      ----------------------------------
   income taxes, extraordinary item and
   cumulative effect of accounting change.......................................................        462        (279)        (22)
Benefit from (provision for) income taxes.......................................................       (186)        108           3
                                                                                                  ----------------------------------
 Income (loss) from continuing operations before extraordinary
   item and cumulative effect of accounting change..............................................        276        (171)
Discontinued operations
 Income from discontinued operations
   net of income taxes of $(1) in 1999, $(17) in 1998
   and $(14) in 1997............................................................................          2          27          20
 Gain on disposition of discontinued operations
  net of income taxes of $2 in 1999.............................................................          4
                                                                                                  ----------------------------------
   Income (loss) before extraordinary item and
     cumulative effect of accounting change.....................................................        282        (144)          1
Extraordinary item
 Loss from early extinguishment of debt, net of income
  tax benefit of $6 in 1999 and $9 in 1998......................................................        (10)        (13)
Cumulative effect of accounting change
  Start-up costs, net of income tax benefit of $2...............................................                     (3)
                                                                                                  ----------------------------------
  Net income (loss).............................................................................  $     272   $    (160)  $       1
====================================================================================================================================

See notes to consolidated financial statements.

                                  JSCE, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

(In millions, except share data)
====================================================================================================================================
                                                          Common Stock
                                                        ----------------                            Accumulated
                                                         Number    Par     Additional   Retained       Other
                                                           of     Value,    Paid-In     Earnings   Comprehensive
                                                         Shares   $.01      Capital     (Deficit)  Income (Loss)      Total
                                                        --------------------------------------------------------------------------
Balance at January 1, 1997..........................     1,000    $        $  1,102    $ (1,477)      $             $   (375)

Comprehensive income
 Net income.........................................                                          1                            1
 Other comprehensive income, net of tax.............
                                                        --------------------------------------------------------------------------
  Comprehensive income (loss).......................                                          1                            1
                                                        --------------------------------------------------------------------------
Balance at December 31, 1997                             1,000             $  1,102      (1,476)                        (378)

Comprehensive income
 Net loss...........................................                                       (160)                        (160)
 Other comprehensive income, net of tax
   Minimum pension liability adjustment.............                                                     (4)              (4)
                                                        --------------------------------------------------------------------------
     Comprehensive income...........................                                       (160)         (4)            (164)
                                                        --------------------------------------------------------------------------
Balance at December 31, 1998........................     1,000                1,102      (1,636)         (4)            (538)
  SSCC stock option exercises.......................                             26                                       26
  SSCC capital contribution.........................                              1                                        1
Comprehensive income
 Net income.........................................                                        272                          272
 Other comprehensive income, net of tax
  Minimum pension liability adjustment..............                                                      4                4
                                                        --------------------------------------------------------------------------
    Comprehensive income ...........................                                        272           4              276
                                                        --------------------------------------------------------------------------
Balance at December 31, 1999........................     1,000    $        $  1,129    $ (1,364)      $             $   (235)
====================================================================================================================================

See notes to consolidated financial statements.

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,  (In millions)                                   1999       1998       1997
=====================================================================================================

Cash flows from operating activities
Net income (loss)...................................................... $ 272      $ (160)     $   1
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
    Gain on disposition of discontinued operations.....................    (2)
    Extraordinary loss from early extinguishment of debt...............    16          22
    Cumulative effect of accounting change for start-up costs..........                 5
    Depreciation, depletion and amortization...........................   134         134        127
    Amortization of deferred debt issuance costs.......................    10           8         11
    Deferred income taxes..............................................   154         (92)        13
    Gain on sale of assets.............................................  (407)
    Non-cash employee benefit expense..................................    30           5          4
    Non-cash restructuring charge......................................     4         179
    Change in current assets and liabilities,
        Receivables....................................................  (100)          8        (24)
        Inventories....................................................   (15)          3        (32)
        Prepaid expenses and other current assets......................   (13)         (1)         3
        Accounts payable and accrued liabilities.......................    64         (16)        (4)
        Interest payable...............................................   (46)         (4)        (5)
        Income taxes...................................................    12         (16)        (6)
    Other, net.........................................................   (10)         42
                                                                        -----------------------------
  Net cash provided by operating activities............................   103         117         88
                                                                        -----------------------------
Cash flows from investing activities
  Property additions...................................................   (69)       (263)      (166)
  Timberland additions.................................................                (2)       (16)
  Investments in affiliates and acquisitions...........................                           (9)
  Notes receivable from SSCC...........................................    25        (336)
  Construction funds held in escrow....................................                            9
  Proceeds from property and timberland
    disposals and sale of businesses...................................   873           6          7
                                                                        -----------------------------
  Net cash provided by (used for) investing activities.................   829        (595)      (175)
                                                                        -----------------------------
Cash flows from financing activities
  Borrowings under bank credit facilities..............................             1,441
  Net borrowings (repayments) under accounts
    receivable securitization program..................................    15          (1)        30
  Payments of long-term debt...........................................  (954)       (921)        (7)
  Other increases in long-term debt....................................                           64
  Deferred debt issuance costs.........................................               (35)
                                                                        -----------------------------
  Net cash provided by (used for) financing activities.................  (939)        484         87
                                                                        -----------------------------
Increase (decrease) in cash and cash equivalents.......................    (7)          6
Cash and cash equivalents
  Beginning of year....................................................    18          12         12
                                                                        -----------------------------
  End of year.......................................................... $  11      $   18      $  12
=====================================================================================================

See notes to consolidated financial statements.

                                  JSCE, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Tabular amounts in millions)


1.  Significant Accounting Policies

Basis of Presentation: JSCE, Inc., hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"), formerly known as Jefferson Smurfit Corporation ("JSC"). On November 18, 1998 a subsidiary of JSC was merged with Stone Container Corporation ("Stone"), an action hereafter referred to as the "Merger," and Stone became a subsidiary of SSCC. The Company owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is a guarantor of the senior unsecured indebtedness of JSC(U.S.). The Company has no operations other than its investment in JSC(U.S.). JSC(U.S.) has extensive operations throughout the United States.

The deficit in stockholder's equity is primarily due to SSCC's 1989 purchase of JSC(U.S.)'s common equity owned by Jefferson Smurfit Group plc ("JS Group") and the acquisition by JSC(U.S.) of its common equity owned by the Morgan Stanley Leveraged Equity Fund I, L.P., which were accounted for as purchases of treasury stock.

Nature of Operations: The Company's major operations are in paper products, recycled and renewable fiber resources, and consumer and specialty packaging. In February 1999, the Company announced its intention to divest its newsprint subsidiary, and accordingly, its newsprint segment is accounted for as a discontinued operation (See Note 9). The Company's paperboard mills procure virgin and recycled fiber and produce paperboard for conversion into corrugated containers, folding cartons and specialty packaging at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Specialty packaging produces labels and flexible packaging for use in industrial, medical and consumer product applications. Customers and operations are principally located in the United States. Credit is extended to customers based on an evaluation of their financial condition.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $3 million and $14 million were pledged at December 31, 1999 and 1998 as collateral for obligations associated with the accounts receivable securitization program (See Note 5).

Revenue Recognition: Revenue is recognized at the time products are shipped to external customers.

Inventories: Inventories are valued at the lower of cost or market, principally under the last-in, first-out ("LIFO") method except for $39 million in 1999 and $42 million in 1998 which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $52 million and $47 million at December 31, 1999 and 1998, respectively.

Net Property, Plant and Equipment: Property, plant and equipment are carried at cost. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Estimated useful lives of papermill machines average 23 years, while major converting equipment and folding carton presses have an estimated useful life ranging from 12 to 20 years.

Timberland, less Timber Depletion: Timberland is stated at cost less accumulated cost of timber harvested. The portion of the costs of timberland attributed to standing timber is charged against income as timber is cut, at rates determined annually, based on the relationship of unamortized timber costs to the estimated volume of recoverable timber. The costs of seedlings and reforestation of timberland are capitalized. The Company sold approximately 980,000 acres of owned and leased timberlands in 1999 (See Note 4).

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

Income Taxes: The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 7).

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

Transfers of Financial Assets: The Company accounts for transfers of financial assets in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, financial assets transferred to qualifying special purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company (See Note 4).

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

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 1999 presentation.

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

Computer Software-Internal Use: In March 1998, the AICPA issued SOP 98-1, "Accounting for Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective beginning on January 1, 1999 and requires that certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use must be capitalized. The adoption of SOP 98-1 did not have a material effect on the 1999 financial statements.

Prospective Accounting Pronouncements: In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently assessing what the impact of SFAS No. 133 will be on the Company's future earnings and financial position.


2.  Merger and Restructurings

During the fourth quarter of 1998, in connection with SSCC's Merger with Stone, the Company recorded a pretax restructuring charge of $257 million related to the permanent shutdown of certain containerboard mill operations and related facilities formerly operated by JSC(U.S.), the termination of certain JSC(U.S.) employees, and liabilities for lease commitments at the closed JSC(U.S.) facilities. The containerboard mill facilities were permanently shut down on December 1, 1998 and the Company is in various stages of dismantling these facilities. The assets at these facilities were adjusted to their estimated fair value less cost to sell based upon appraisals. The sales and operating income of these mill facilities in 1998 prior to closure were $209 million and $9 million respectively. The terminated employees included approximately 700 employees at these mills and 50 employees in the Company's corporate office. These employees were terminated in December 1998.

During 1999, the Company permanently closed eight additional facilities, which resulted in approximately 400 employees being terminated. A $14 million restructuring charge was recorded related to these closures. The 1999 adjustments include a reduction to 1998 exit liabilities of $5 million and a reclassification of pension liabilities of $12 million.

The following is a summary of the restructuring liabilities recorded:

                                                                  Balance at                                     Balance at
                                Opening      Pay-     Adjust-      Dec. 31,                 Pay-     Adjust-      Dec. 31,
                                Balance     ments      Ments         1998        Charge    ments      ments         1999
                                --------------------------------------------------------------------------------------------
Write-down of property and
 equipment to fair value........  $179     $          $(179)       $              $ 4      $          $ (4)         $


Severance.......................    27      (3)                         24          4       (26)                        2
Lease commitments...............    21      (1)                         20                   (3)                       17
Pension curtailments............     9                                   9          3                  (12)
Facility closure costs..........    13      (3)                         10          1        (3)                        8
Other...........................     8                                   8          2        (3)        (5)             2
                                --------------------------------------------------------------------------------------------
                                  $257     $(7)       $(179)       $    71        $14      $(35)      $(21)         $  29
                                --------------------------------------------------------------------------------------------

Future cash outlays are anticipated to be $9 million in 2000, $4 million in 2001, $4 million in 2002, and $12 million thereafter. The Company is continuing to evaluate all areas of its business in connection with its merger integration, including the identification of additional converting facilities that might be closed.

In addition, the Company recorded $23 million of Merger-related charges as selling and administrative expenses during the fourth quarter of 1998. These charges pertained to professional management fees to achieve operating efficiencies from the Merger, fees for management personnel changes and other Merger costs.


3.  Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consists of:

                                                                              1999        1998
                                                                            ------------------
Land......................................................................  $   55      $   61
Buildings and leasehold improvements......................................     247         281
Machinery, fixtures and equipment.........................................   1,762       1,943
Construction in progress..................................................      40          51
                                                                            ------------------
                                                                             2,104       2,336
Less accumulated depreciation and amortization............................    (797)       (837
                                                                            ------------------
Net property, plant and equipment.........................................  $1,307      $1,499
                                                                            ------------------

Depreciation and depletion expense was $127 million, $127 million and $119 million for 1999, 1998 and 1997, respectively. Property, plant and equipment include capitalized leases of $58 million and $54 million and related accumulated amortization of $30 million and $23 million at December 31, 1999 and 1998, respectively.


4.  Timberland Sale and Note Monetization

The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance $485 million in the form of installment notes.

The Company entered into a program to monetize the installment notes receivable. The notes were sold to Timber Notes Holdings, a qualified special purpose entity under the provisions of SFAS No. 125, for

$430 million cash proceeds and a residual interest in the notes. The transaction has been accounted for as a sale under SFAS No. 125. The cash proceeds from the sale and the monetization transactions were used to prepay borrowings under the JSC(U.S.) Credit Agreement. At December 31, 1999, the residual interest of $33 million was included in the other assets.

The pretax gain of $407 million on the timberland sale and the related note monetization program is included in other, net in the consolidated statements of operations.


5.  Long-Term Debt

Long-term debt as of December 31, is as follows:

                                                                                          1999          1998
                                                                                        --------------------
Bank Credit Facilities
Tranche A Term Loan (8.7% weighted average variable rate),
  payable in various installments through March 31, 2005..............................  $  275        $  400
Tranche B Term Loan (9.4% weighted average variable rate),
  payable in various installments through March 31, 2006..............................     115           900
Revolving Credit Facility (9.0% weighted average
  variable rate), due March 31, 2005..................................................      50            85

Accounts Receivable Securitization Program Borrowings
Accounts receivable securitization program borrowings (5.9%
  weighted average variable rate), due in February 2002...............................     224           209

Senior Unsecured Notes
11.25% Series A Senior Unsecured Notes, due May 1, 2004...............................     300           300
10.75% Series B Senior Unsecured Notes, due May 1, 2002...............................     100           100
9.75% Senior Notes due April 1, 2003..................................................     500           500

Other Debt
Other (including obligations under capitalized leases
  of $34 million and $37 million).....................................................      72            76
                                                                                        --------------------
Total debt............................................................................   1,636         2,570
Less current maturities...............................................................     (12)          (44)
                                                                                        --------------------
Long-term debt........................................................................  $1,624        $2,526
                                                                                        --------------------

The amounts of total debt outstanding at December 31, 1999 maturing during the next five years are as follows:

                  2000............................  $ 12
                  2001............................     9
                  2002............................   386
                  2003............................   560
                  2004............................   378
                  Thereafter......................   291

Bank Credit Facilities

In March 1998, JSC(U.S.) entered into a bank credit facility (the "JSC(U.S.) Credit Agreement") consisting of a $550 million revolving credit facility ("Revolving Credit Facility") of which up to $150 million may consist of letters of credit, a $400 million Tranche A Term Loan and a $350 million Tranche B Term Loan. Net proceeds from the offering were used to repay the 1994 JSC(U.S.) Tranche A, Tranche B, Tranche C Term Loans and Revolving Credit Facility. The write-off of related deferred debt issuance costs, totaling $13 million (net of income tax benefits of $9 million) for 1998, is reflected in the accompanying consolidated statement of operations as an extraordinary item.

A commitment fee of .5% per annum is assessed on the unused portion of the Revolving Credit Facility. At December 31, 1999, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $485 million.

On November 18, 1998, JSC(U.S.) and its bank group amended and restated the JSC(U.S.) Credit Agreement to, among other things, (i) allow an additional $550 million borrowing on the Tranche B Term Loan, (ii) allow the purchase of a paper machine from an affiliate (See Note 11), (iii) make a $300 million intercompany loan to SSCC, which was contributed to Stone as additional paid-in capital, (iv) permit the Merger, and (v) ease certain financial covenants.

On October 15, 1999 JSC(U.S.) and its bank group amended the JSC(U.S.) Credit Agreement to (i), permit the sale of the timberlands and the Newberg newsprint mill, (ii) permit the cash proceeds from these asset sales to be applied as prepayments against the JSC(U.S.) Credit Agreement, (iii) permit certain prepayments of other indebtedness, and (iv) ease certain quarterly financial covenants for 1999 and 2000. The proceeds from the timberland sale and the Newberg newsprint mill were used to reduce the balance of the Tranche A and Tranche B Term Loans. The write-off of related deferred debt issuance costs, totaling $10 million (net of income tax benefits of $6 million) for 1999 is reflected in the accompanying consolidated statements of operations as an extraordinary item.

The JSC(U.S.) Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The JSC(U.S.) Credit Agreement also requires prepayments if JSC(U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance, issuance of equity securities or incurrence of certain indebtedness.

The obligations under the JSC(U.S.) Credit Agreement are unconditionally guaranteed by SSCC, the Company and its subsidiaries and are secured by a security interest in substantially all of the assets of JSC(U.S.) and its material subsidiaries, with the exception of cash, cash equivalents and trade receivables. The JSC(U.S.) Credit Agreement is also secured by a pledge of all the capital stock of the Company and each of its material subsidiaries and by certain intercompany notes.

Accounts Receivable Securitization Program Borrowings

JSC(U.S.) has a $315 million accounts receivable securitization program (the "Securitization Program") which provides for the sale of certain of the Company's trade receivables to a wholly owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"). The accounts receivable purchases are financed through the issuance of commercial paper or through borrowings under a revolving liquidity facility and a $15 million term loan. Under the Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents and trade accounts receivable. The Company has $91 million available for additional borrowing at December 31, 1999, subject to eligible accounts receivable. Borrowings under the Securitization Program, which expire February 2002, have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

Senior Unsecured Notes

The 11.25% Series A Senior Unsecured Notes are redeemable in whole or in part at the option of JSC(U.S.), at any time on or after May 1, 1999 with premiums of 5.625% and after May 1, 2000 with a premium of 2.813% of the principal amount. The 10.75% Series B Senior Unsecured Notes and the 9.75% Senior Notes are not redeemable prior to maturity. Holders of the JSC(U.S.) Senior Notes have the right, subject to certain limitations, to require JSC(U.S.) to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change in control or, in certain events, from proceeds of major asset sales, as defined.

The Senior Notes, which are unconditionally guaranteed on a senior basis by the Company, rank pari passu with the JSC(U.S.) Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the JSC(U.S.) Credit Agreement.

Other

Interest costs capitalized on construction projects in 1999, 1998 and 1997 totaled $3 million, $2 million and $5 million, respectively. Interest payments on all debt instruments for 1999, 1998 and 1997 were $214 million, $184 million and $188 million, respectively.


6.  Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expense) under operating leases having initial or remaining non-cancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

           2000.............................................   $ 29
           2001.............................................     25
           2002.............................................     21
           2003.............................................     18
           2004.............................................     16
           Thereafter.......................................     43
                                                               ----
             Total minimum lease payments...................   $152
                                                               ----

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $50 million, $54 million, and $50 million for 1999, 1998 and 1997, respectively.

7.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities at December 31, are as follows:

                                                                                         1999        1998
                                                                                        -----------------
Deferred tax liabilities
  Property, plant and equipment and timberland........................................  $(399)      $(335)
  Inventory...........................................................................    (20)        (17)
  Prepaid pension costs...............................................................    (31)        (30)
  Timber installment sale.............................................................   (129)
  Other...............................................................................    (82)       (124)
                                                                                        -----------------
    Total deferred tax liabilities....................................................   (661)       (506)
                                                                                        -----------------
Deferred tax assets
  Employee benefit plans..............................................................     91          89
  Net operating loss, alternative minimum tax and tax credit
    carryforwards.....................................................................    148         103
  Minimum pension liability...........................................................      2           2
  Restructuring.......................................................................      7          49
  Other...............................................................................     42          36
                                                                                        -----------------
    Total deferred tax assets.........................................................    290         279
  Valuation allowance for deferred tax assets.........................................    (10)        (10)
                                                                                        -----------------
    Net deferred tax assets...........................................................    280         269
                                                                                        -----------------

    Net deferred tax liabilities......................................................  $(381)      $(237)
                                                                                        -----------------

At December 31, 1999, the Company had approximately $95 million of net operating loss carryforwards for U. S. Federal income tax purposes that expire in 2018, with a tax value of $33 million. At December 31, 1999, the Company had approximately $43 million of net operating loss carryforwards for state purposes that expire in the years 2000 through 2019. A valuation allowance of $10 million has been established for a portion of these deferred tax assets. The Company had approximately $72 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

The benefit from (provision for) income taxes from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change is as follows:

                                                                         1999       1998        1997
                                                                        ----------------------------
Current
  Federal.............................................................  $ (10)      $  9         $10
  State and local.....................................................                 3
                                                                        ----------------------------
  Total current benefit (expense).....................................    (10)        12          10

Deferred
 Federal..............................................................   (147)        88          (5)
 State and local......................................................    (29)         8          (2)
 Net operating loss carryforwards.....................................
                                                                        ----------------------------
 Total deferred benefit (expense).....................................   (176)        96          (7)
                                                                        ----------------------------
  Total benefit from (provision for) income taxes.....................  $(186)      $108         $ 3
                                                                        ----------------------------

The Company's benefit from (provision for) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change is as follows:

                                                                          1999            1998          1997
                                                                         -----------------------------------
U.S. federal income tax benefit (provision) at
  federal statutory rate...............................................  $(162)           $ 99           $ 8
Permanent differences from applying purchase
  accounting...........................................................     (3)             (3)           (3)
Permanently non-deductible expenses....................................     (2)             (2)           (8)
State income taxes, net of federal income tax effect...................    (19)             12             2
Effect of valuation allowances on deferred tax
  assets, net of federal benefit.......................................                      1             7
Other..................................................................                      1            (3)
                                                                         -----------------------------------
Benefit from (provision for) income taxes..............................  $(186)           $108           $ 3
                                                                         -----------------------------------

The IRS has examined the company tax returns for all years through 1991, and the years have been closed through 1988. The years 1992 through 1994 are currently under examination. While the ultimate results of such examination cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

The Company made income tax payments of $33 million, $16 million and $8 million in 1999, 1998 and 1997, respectively.


8.  Employee Benefit Plans

Defined Benefit Plans

The Company participates in the SSCC sponsored noncontributory defined benefit pension plans covering substantially all employees. On December 31, 1998, the defined benefit plans of the Company were merged with the domestic defined benefit plans of Stone and the assets of these plans are available to meet the funding requirements of the combined plans. The Company intends to fund its proportionate share of the future contributions based on the funded status of the Company's plan determined on an actuarial basis. Therefore, the plan asset information provided below is based on an actuarial estimate of assets and liabilities, excluding the effect of the plan merger, in order to be consistent with the presentation of the consolidated statements of operations and the consolidated balance sheets.

The benefit obligation, fair value of plan assets and the under funded status of the Stone domestic merged defined benefit plans at December 31, 1999 were $459 million, $360 million and $(99) million, respectively.

Approximately 29% of SSCC's domestic pension plan assets at December 31, 1999 are invested in cash equivalents or debt securities and 71% are invested in equity securities. Equity securities at December 31, 1999 include .7 million shares of SSCC common stock with a market value of approximately $18 million and 26 million shares of JS Group common stock having a market value of approximately $79 million. Dividends paid on JS Group common stock during 1999 and 1998 were approximately $2 million in each year.

Postretirement Health Care and Life Insurance Benefits

The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation ("APBO") was 6.5% at December 31, 1999 decreasing to the ultimate rate of 5.25%. The effect of a 1% increase in the assumed health care cost trend rate would increase the

APBO as of December 31, 1999 by $2 million and have an immaterial effect on the annual net periodic postretirement benefit cost for 1999.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

                                                            Defined                 Postretirement
                                                         Benefit Plans                   Plans
                                                      --------------------        -------------------
                                                        1999          1998         1999          1998
                                                      --------------------        -------------------
Change in benefit obligation:
Benefit obligation at January 1.....................  $1,011        $  950        $ 105         $ 103
Service cost........................................      21            18            2             1
Interest cost.......................................      69            68            7             7
Amendments..........................................       5             8
Plan participants' contributions....................                                  4             4
Curtailments........................................                                 (2)
Actuarial (gain) loss...............................     (90)           22           (7)            3
Benefits paid.......................................     (59)          (55)         (15)          (13)
                                                      --------------------        -------------------
Benefit obligation at December 31...................  $  957        $1,011        $  94         $ 105
                                                      --------------------        -------------------
Change in plan assets:
Fair value of plan assets at January 1..............  $1,008        $1,013        $             $
Actual return on plan assets........................     205            49
Employer contributions..............................       1             1           11             9
Plan participants' contributions....................                                  4             4
Benefits paid.......................................     (59)          (55)         (15)          (13)
                                                      --------------------        -------------------
Fair value of plan assets at December 31............  $1,155        $1,008        $             $
                                                      --------------------        -------------------

Over (under) funded status:                           $  198        $   (3)       $ (94)        $(105)
Unrecognized actuarial (gain) loss..................    (189)           20           (3)            6
Unrecognized prior service cost.....................      40            44           (2)           (2)
Net transition asset................................      (6)           (9)
                                                      --------------------        -------------------
Net amount recognized...............................  $   43        $   52        $ (99)        $(101)
                                                      --------------------        -------------------

Amounts recognized in the balance sheets:
Prepaid benefit cost................................  $   71        $   52        $             $
Accrued benefit liability...........................     (28)                       (99)         (101)
Additional minimum liability........................      (3)          (16)
Intangible asset....................................       3            10
Accumulated other comprehensive income..............                     4
Deferred tax........................................                     2
                                                      --------------------        -------------------
Net amount recognized...............................  $   43        $   52        $ (99)        $(101)
                                                      --------------------        -------------------

The weighted-average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

                                                         Defined Benefit           Postretirement
                                                              Plans                     Plans
                                                       -------------------       -------------------
                                                        1999          1998       1999           1998
                                                       -------------------       -------------------
Weighted discount rate...............................  8.00%         7.00%       8.00%         7.00%
Rate of compensation increase........................  4.50%         3.75%       N/A           N/A
Expected return on assets............................  9.50%         9.50%       N/A           N/A
Health care cost trend on covered charges............  N/A           N/A         6.50%         6.50%

The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs follow:

                                                 Defined Benefit Plans         Postretirement Plans
                                               -------------------------      ----------------------
                                               1999       1998      1997      1999     1998     1997
                                               -------------------------      ----------------------
Service cost.................................  $ 26       $ 24      $ 19        $1       $1       $1
Interest cost................................    69         68        65         7        7        7
Expected return on plan assets...............   (91)       (85)      (80)
Amortization of transitional asset...........    (4)        (4)
Recognized actuarial loss....................     4          4
Curtailment cost.............................     6          2
                                               -------------------------      ----------------------
Net periodic benefit cost....................  $ 10       $  9      $  4        $8       $8       $8
                                               -------------------------      ----------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $33 million, $31 million and zero, respectively, as of December 31, 1999 and $72 million, $70 million and $36 million as of December 31, 1998.

Savings Plans

The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $9 million in each of 1999, 1998 and 1997.


9.  Discontinued Operations

During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC was accounted for as a discontinued operation in the prior consolidated financial statements. SNC consists of two newsprint mills in Oregon, and its Cladwood operation, which consists of two plants which manufacture a wood composite panel used in the housing industry. The Company subsequently decided to continue to operate its Cladwood business and therefore, Cladwood's operating income (loss) of $1 million in 1999, $(29) million in 1998 and $1 million in 1997 was reclassified to continuing operations. Cladwood's operating loss in 1998 includes a $30 million charge related to a class action settlement agreement (See Note 13). The revenues and net assets of Cladwood were not material to the consolidated financial statements in any of the periods presented.

In November 1999, the Company sold its Newberg, Oregon newsprint mill for proceeds of approximately $211 million. The Company is in negotiations to transfer ownership of the Oregon City, Oregon newsprint mill and does not expect to realize any significant proceeds from the transaction. Net gain on disposition of discontinued operations of $4 million includes the realized gain on the sale of the Newberg, Oregon newsprint mill, an expected loss on the sale of the Oregon City, Oregon newsprint mill, actual results from the measurement date through December 31, 1999 and the estimated losses on the Oregon City, Oregon newsprint mill through the expected disposition date.

SNC newsprint revenues were $235 million, $303 million and $281 million for 1999, 1998 and 1997, respectively. The net assets of SNC newsprint included in the accompanying consolidated balance sheets as of December 31, 1999 and 1998 consisted of the following:

                                                                           1999            1998
                                                                           --------------------
Inventories and current assets...........................................  $ 34            $ 36
Net property, plant and equipment........................................    48             183
Other assets.............................................................    11               7
Accounts payable and other current liabilities...........................   (94)            (63)
Other liabilities........................................................    (4)            (42)
                                                                           --------------------
Net assets (liabilities) of discontinued operations......................  $ (5)           $121
                                                                           --------------------

10.  Employee Stock Options

Prior to the Merger, the Company's parent, SSCC, maintained the 1992 Jefferson Smurfit Corporation stock option plan (the "1992 Plan") for selected employees of the Company. The 1992 Plan included non-qualified stock options, issued at prices equal to the fair market value of SSCC's common stock at the date of grant, which expire upon the earlier of twelve years from the date of grant or termination of employment, death or disability. Effective with the Merger, all outstanding options became exercisable and fully vested.

In November 1998, SSCC adopted the 1998 Long-term Incentive Plan (the "1998 Plan") and reserved 8.5 million shares of SSCC common stock for non-qualified stock options and performance awards. Certain employees of the Company are covered under the 1998 Plan as are certain employees of Stone. The options are exercisable at a price equal to the fair market value of SSCC's common stock at the date of the grant and vest eight years after the date of grant subject to accelerations based upon the attainment of pre-established stock price targets. The options expire ten years after the date of grant.

The Company and its parent have elected to continue to follow APB Opinion No. 25 to account for stock awards granted to employees. If the Company adopted SFAS No. 123 to account for stock awards granted to employees, the Company's net income for the three years in the period ended December 31, 1999, based on a Black-Scholes option pricing method, would not have been materially different. The effects of applying SFAS No. 123 as described above may not be representative of the effects on reported income for future years.

During the second quarter of 1999, the Company recorded a $26 million charge in selling and administrative expenses, related to the cashless exercise of SSCC stock options under the 1992 Plan. The charge was reflected in the consolidated financial statements because the options were exercised by JSC(U.S.) employees. No future stock option expense is expected.


11.  Related Party Transactions

Transactions with JS Group
Transactions with JS Group, a significant shareholder of the Company, its subsidiaries and affiliated companies were as follows:

                                                                          1999         1998        1997
                                                                         ------------------------------
Product sales..........................................................  $  33        $  39       $  34
Product and raw material purchases.....................................     16           54          51
Management services income.............................................      3            4           4
Charges from JS Group for services provided............................      1                        1
Charges to JS Group for costs pertaining to the Fernandina
  No. 2 paperboard machine through November 18, 1998...................                  50          53
Receivables at December 31.............................................      1            5           3
Payables at December 31................................................     13            4          11

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

Transactions with Stone

Transactions with Stone after November 18, 1998 are included in related party transactions. The Company sold and purchased containerboard from Stone, primarily at market prices, as follows:

                                                      1999       1998
                                                     -----      -----
       Product sales...............................  $ 248      $  14
       Product and raw material purchases..........    237          8
       Receivables at December 31..................     60          8
       Payables at December 31.....................     32          4

Corporate shared expenses are allocated between the Company and Stone based on an established formula using a weighted average rate based on net book value of fixed assets, number of employees and sales.

Transactions with SSCC

In connection with the Merger, a $300 million intercompany loan was made to SSCC, which was contributed to Stone as additional paid-in capital. In addition, a $36 million intercompany loan was made to SSCC to pay certain Merger costs. These notes bear interest at the rate of 14.21% per annum, are payable semi-annually on December 1 and June 1 of each year commencing June 1, 1999, and have a maturity date of November 18, 2004. SSCC has the option, in lieu of paying accrued interest in cash, to pay the accrued interest by adding the amount of accrued interest to the principal amount of the notes. Interest income of $48 million was recorded in 1999 and $6 million was recorded in 1998.

12.  Fair Value of Financial Instruments

The carrying values and fair values of the Company's financial instruments are as follows:

                                                                1999                           1998
                                                       ----------------------         ----------------------
                                                       Carrying          Fair         Carrying          Fair
                                                         Amount         Value           Amount         Value
                                                       ----------------------         ----------------------
Cash and cash equivalents............................    $   11        $   11           $   18        $   18
Notes receivable from SSCC...........................       364           364              342           342
Residual interest in timber notes....................        33            33
Long-term debt, including current
  maturities.........................................     1,636         1,664            2,570         2,600

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable are based on discounted future cash flows. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the residual interest is based on discounted future cash flows.


13. Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters.

Subsequent to an understanding reached in December 1998, the Company and SNC entered into a Settlement Agreement in January 1999 to implement a nationwide class action settlement of claims involving Cladwood(R), composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. In 1998, the Company recorded a $30 million pre-tax charge to reflect amounts SNC paid into a settlement fund, administrative costs, plaintiffs' attorneys' fees, class representative payments and other costs. The Company believes its reserve is adequate to pay eligible claims. However, the number of claims, and the number of potential claimants who choose not to participate in the settlement, could cause the Company to re-evaluate whether the liabilities in connection with the Cladwood(R) cases could exceed established reserves.

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

14.  Business Segment Information

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the way operating segment information is presented. The information for 1998 and 1997 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

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

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level. Intersegment sales and transfers are recorded at market prices. Intercompany profit is eliminated at the corporate division level.

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

In 1998, corporate related items also included a $257 million restructuring charge (See Note 2). The restructuring charge included $179 million for the write-down of property, plant and equipment of the Containerboard and Corrugated Containers segment. In 1999, corporate related items included a $407 million gain on the timberland sale and related note monetization program (See Note 4).

A summary by business segment follows:

                                                    Container-
                                                     board &       Boxboard &
                                                    Corrugated       Folding       Recla-
                                                    Containers       Cartons       mation       Other      Total
                                                  ----------------------------------------------------------------
1999
----
Revenues from external
  customers.....................................       $1,734          $836         $437       $  288       $3,295
Intersegment revenues...........................           40                        126           19          185
Depreciation, depletion and
  amortization..................................           68            24            3           28          123
Segment profit..................................          177            62           13          210          462
Total assets at December 31.....................        1,195           449          110          982        2,736
Capital expenditures............................           30            15            2           22           69

1998
----
Revenues from external
  customers.....................................       $1,696          $784         $265       $  298       $3,043
Intersegment revenues...........................           39                        132           17          188
Depreciation, depletion and
  amortization..................................           70            22            3           26          121
Segment profit (loss)...........................          113            67           (1)        (458)        (279)
Total assets at December 31.....................        1,410           450           78        1,236        3,174
Capital expenditures............................          208            26            6           25          265

1997
----
Revenues from external
  customers.....................................       $1,607          $752         $292       $  306       $2,957
Intersegment revenues...........................           35                        154           13          202
Depreciation, depletion and
  amortization..................................           67            21            3           24          115
Segment profit (loss)...........................           56            68            6         (152)         (22)
Total assets at December 31.....................        1,467           435           93          776        2,771
Capital expenditures............................          101            37            7           37          182

The following table presents net sales to external customers by country of origin:

                                                                                 1999          1998          1997
                                                                               ------------------------------------
United States.................................................................  $3,289        $3,038        $2,952
Foreign.......................................................................       6             5             5
                                                                               ------------------------------------
  Total net sales.............................................................  $3,295        $3,043        $2,957
                                                                               ------------------------------------

15.  Summarized Financial Information JSC(U.S.)

The following summarized financial information is presented for JSC(U.S.), a wholly owned subsidiary of the Company. Other wholly owned subsidiaries of the Company, established in the third quarter of 1999, are not presented separately due to their insignificance to the Company as a whole.

Condensed Consolidated Balance Sheets

                                                                                                   1999             1998
                                                                                             -------------------------------
Current assets.....................................................................              $  716           $  694
Property, plant and equipment and timberlands, net.................................               1,309            1,760
Goodwill...........................................................................                 205              226
Other assets.......................................................................                 430              494
                                                                                             -------------------------------
  Total assets.....................................................................              $2,660           $3,174
                                                                                             -------------------------------
Current liabilities................................................................              $  671           $  549
Long-term debt.....................................................................               1,624            2,526
Other liabilities..................................................................                 605              637
Stockholder's deficit
  Common stock.....................................................................
  Additional paid-in capital.......................................................               1,124            1,102
  Retained earnings (deficit)......................................................              (1,364)          (1,636)
  Accumulated other comprehensive income...........................................                                   (4)
                                                                                             -------------------------------
  Total stockholder's deficit......................................................                (240)            (538)
                                                                                             -------------------------------
  Total liabilities and stockholder's deficit......................................             $ 2,660          $ 3,174
                                                                                             -------------------------------

Condensed Consolidated Statements of Operations

                                                                                 1999              1998             1997
                                                                           -------------------------------------------------
Net sales..............................................................        $3,295            $3,043           $2,957
Cost and expenses......................................................         3,064             3,121            2,781
Interest expense, net..................................................           180               196              196
Other income (expense), net............................................           411                (5)              (2)
Income (loss) from continuing operations before
  income taxes, extraordinary item, and
  cumulative effect of accounting change...............................           462              (279)             (22)
Benefit from (provision for) income taxes..............................          (186)              108                3
Discontinued operations................................................             2                27               20
Gain on disposition of discontinued operations.........................             4
Extraordinary item
  Loss from early extinguishment of debt, net of
    income tax benefits................................................           (10)              (13)
Cumulative effect of accounting change.................................                              (3)
                                                                           -------------------------------------------------
Net income (loss)......................................................        $  272            $ (160)          $    1
                                                                           -------------------------------------------------

16.  Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                                  First      Second       Third      Fourth
                                                Quarter     Quarter     Quarter     Quarter
                                                -------------------------------------------
1999
----
Net sales.....................................     $729        $786        $855       $ 925
Gross profit..................................       95         141         140         166
Income (loss) from continuing
  operations before extraordinary
  item and cumulative effect of
  accounting change...........................      (17)         (2)          9         286
Discontinued operations.......................        4          (1)         (4)          3
Gain on disposition of discontinued
  operations..................................                                            4
Extraordinary item............................                                          (10)
Cumulative effect of accounting
  change......................................
Net income (loss).............................      (13)         (3)          5         283

1998
----
Net sales.....................................     $769        $769        $763       $ 742
Gross profit..................................      127         125         125          92
Income (loss) from continuing
  operations before extraordinary
  item and cumulative effect of
  accounting change...........................        3           2           3        (179)
Discontinued operations.......................        8           9           5           5
Extraordinary item............................      (13)
Cumulative effect of accounting
  change......................................       (3)
Net income (loss).............................       (5)         11           8        (174)

                                   JSCE INC.
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in millions)



            Column A                               Column B        Column C      Column D       Column E
--------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                  Balance at      Charged to                   Balance at
                                                 Beginning of      Costs and    Deductions       End of
           Description                              Period         Expenses      Describe        Period
--------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
and sales returns and allowances:
   Year ended December 31, 1999                      $ 9             $  1         $  1(a)         $ 9
   Year ended December 31, 1998                      $10             $  2         $  3(a)         $ 9
   Year ended December 31, 1997                      $ 9             $  2         $  1(a)         $10

Restructuring:
   Year ended December 31, 1999                      $71             $ 14         $ 56(b)         $29
   Year ended December 31, 1998                      $               $257         $186(b)         $71

(a)  Uncollectible amounts written off, net of recoveries.
(b) Charges against the restructuring reserves and adjustment to 1998 exit liabilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors
Set forth below is information concerning the directors of the Company.

Ray M. Curran, born May 13, 1946, was named to succeed Roger W. Stone as President and Chief Executive Officer of the Company as of April 1, 1999. He was Executive Vice President and Deputy Chief Executive Officer from November 1998 until March 31, 1999. He was Financial Director of JS Group from February 1996 to November 1998 and prior to that served as Chief Financial Officer of JS Group since 1992.

Patrick J. Moore, born September 7, 1954, has been Vice President and Chief Financial Officer of the Company since October 1996. He was Vice President and General Manager - Industrial Packaging Division from December 1994 to October 1996. He served as Vice President and Treasurer from February 1993 to December 1994 and was Treasurer from October 1990 to February 1993. He joined the Company in 1987 as Assistant Treasurer. He is a director of First Financial Planners, Inc.


Executive Officers
Set forth below is information concerning the executive officers of the Company.

Ray M. Curran - See Directors.

Peter F. Dages, born December 13, 1950, was appointed Vice President and General Manager - Corrugated Container Division in April 1999. Mr. Dages was Vice President and Regional Manager of the Corrugated Container Division of Stone from 1996 until April 1999. Prior to that, he held various managerial positions in the Corrugated Container Division of Stone since 1991.

James D. Duncan, born June 12, 1941, has been Vice President and General Manager
- Specialty Packaging Division since November 1998. Mr. Duncan was Vice President and General Manager - Industrial Packaging Division from October 1996 to November 1998. He was Vice President and General Manager, Converting Operations - Industrial Packaging Division from April 1994 to October 1996 and served as General Manager, Converting Operations - Industrial Packaging Division from February 1993 to April 1994. Prior to that, he was President and Chief Executive Officer of Sequoia Pacific Systems, an affiliate of JS Group, which he joined in August 1989.

Daniel J. Garand, born December 12, 1950, joined the Company in October 1999 as Vice President of Supply Chain Operations. For three years prior to joining the Company, Mr. Garand held senior level positions in global supply chain management for AlliedSignal's Automotive Products Group. Prior to that, he was employed by Digital Equipment Company for 26 years in a variety of management positions in logistics, acquisitions and distribution.

Edwin C. Goffard, born October 30, 1963, joined the Company in May 1999 as Vice President to develop the Company's synergy program. Prior to joining the Company, Mr. Goffard was director of purchasing for Pepsi-Cola Company since 1996. Prior to that, he was a consultant for McKinsey & Company since 1989.

Michael F. Harrington, born August 6, 1940, has been Vice President - Employee Relations since January 1992. Prior to joining the Company, he was Corporate Director of Labor Relations/Safety and Health with Boise Cascade Corporation for more than five years.

Charles A. Hinrichs, born December 3, 1953, has been Vice President and Treasurer since April 1995. Prior to joining the Company, Mr. Hinrichs held senior level positions at The Boatmen's National Bank of St. Louis for 13 years, where most recently he was Senior Vice President and Chief Credit Officer.

Craig A. Hunt, born May 31, 1961, has been Vice President, Secretary and General Counsel since November 1998. Prior to that he was Senior Counsel and Assistant Secretary from January 1993 to November 1998. He joined the Company in 1990 as Staff Counsel.

Paul K. Kaufmann, born May 11, 1954, has been Vice President and Corporate Controller since July 1998. He was Corporate Controller from March 1998 to July 1998. Prior to that, he was Division Controller for the Containerboard Mill Division from November 1993 until March 1998. Prior to that, he held other accounting positions since joining the Company in 1990.

Jay D. Lamb, born September 25, 1947, has been Vice President and General Manager of SNC since May 1996. He was Director of Operations of SNC from May 1995 to May 1996. Prior to that, he held various accounting and managerial positions with SNC since joining the Company in 1970.

Leslie T. Lederer, born July 20, 1948, has been Vice President - Strategic Investment Dispositions since November 1998. He was Vice President, Secretary and General Counsel of Stone from 1987 to November 1998.

F. Scott Macfarlane, born January 17, 1946, has been Vice President and General Manager - Folding Carton and Boxboard Mill Division since November 1995. He served as Vice President and General Manager of the Folding Carton Division from December 1993 to November 1995. Prior to that, he held various managerial positions within the Folding Carton Division since joining the Company in 1971.

Timothy McKenna, born March 25, 1948, has been Vice President - Investor Relations and Communications since July 1997. He joined the Company in October 1995 as Director of Investor Relations and Communications. Prior to joining the Company, he was employed by Union Camp Corporation for 14 years, where most recently he was Director of Investor Relations.

Patrick J. Moore - See Directors.

Mark R. O'Bryan, born January 15, 1963, joined the Company in October 1999 as Vice President - Procurement. Prior to joining the Company, Mr. O'Bryan was employed for 13 years at General Electric Corporation, where he held senior level positions in global sourcing and materials management at several of General Electric Corporation's manufacturing businesses.

Thomas A. Pagano, born January 21, 1947, has been Vice President - Planning since May 1996. He was Director of Corporate Planning from September 1995 to May 1996. Prior to that, Mr. Pagano held various managerial positions within the Company's Container Division since joining the Company in 1971, including Area Regional General Manager from January 1994 to September 1995.

John M. Riconosciuto, born September 4, 1952, has been Vice President and General Manager - Bag Packaging Division since November 1998. He was Vice President and General Manager - Industrial Bag and Specialty Packaging Division of Stone from January 1997 to November 1998. From July 1995 to January 1997, he was Vice President and General Manager of the Multiwall Group of Stone, and prior to that, Vice President of Marketing and Specialty Packaging of the Industrial and Specialty Packaging Division of Stone since 1993.

David C. Stevens, born August 11, 1934, has been Vice President and General Manager - Smurfit Recycling Company since January 1993. Prior to that, he was General Sales Manager for the Reclamation Division since joining the Company in 1987.

William N. Wandmacher, born September 12, 1942, has been Vice President and General Manager - Containerboard Mill Division since January 1993. He served as Division Vice President - Medium Mills from October 1986 to January 1993. Prior to that, he held various positions in production, plant management and planning since joining the Company in 1966.

ITEM 11.   EXECUTIVE COMPENSATION

The information required in response to this item is set forth under the captions "Executive Compensation", "Report of the Compensation Committee on Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the SSCC Proxy Statement and is incorporated herein by reference.

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

10.1 Subscription Agreement among SSCC, JSC(U.S.), CCA and SIBV (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

10.2* JSC(U.S.) Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.7 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.3*     JSC(U.S.) Management Incentive Plan (incorporated by reference to
          Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.4* Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan dated as of May 1, 1997 (incorporated by reference to Exhibit
          10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.5(a) Amended and Restated Credit Agreement, dated as of November 18, 1998, among SSCC, JSCE, JSC(U.S.) and the Banks party thereto (incorporated by reference to Exhibit 10.6 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.5(b) First Amendment of Amended and Restated Credit Agreement, dated as of June 30, 1999, among SSCC, JSCE, JSC(U.S.) and the Banks party thereto (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for quarter ended June 30, 1999).

10.5(c) Second Amendment of Amended and Restated Credit Agreement dated as of October 15, 1999, among SSCC, JSCE, Inc, JSC(U.S.) and the banks party thereto (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.6(a) Term Loan Agreement dated as of February 23, 1995 among JS Finance and Bank Brussels Lambert, New York Branch (incorporated by reference to
          Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(b) Depositary and Issuing and Paying Agent Agreement (Series A Commercial Paper) dated as of February 23, 1995 (incorporated by reference to
          Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(c) Depositary and Issuing and Paying Agent Agreement (Series B Commercial Paper) dated as of February 23, 1995 (incorporated by reference to
          Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(d) Receivables Purchase and Sale Agreement dated as of February 23, 1995 among JSC(U.S.), as the Initial Servicer and JS Finance, as the Purchaser (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(e) Liquidity Agreement dated as of February 23, 1995 among JS Finance, the Financial Institutions party thereto as Banks, Bankers Trust Company as Facility Agent and Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.6 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(f) Commercial Paper Dealer Agreement dated as of February 23, 1995 among BT Securities Corporation, MS&Co., JSC(U.S.) and JS Finance (incorporated by reference to Exhibit 10.7 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(g) Addendum dated March 6, 1995 to Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.8 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(h) First Omnibus Amendment dated as of March 31, 1996 to the Receivables Purchase and Sale Agreement among JSC(U.S.), JS Finance and the Banks party thereto (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.6(i) Affiliate Receivables Sale Agreement dated as of March 31, 1996 between SNC and SSCC (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1996).

10.6(j) Amendment No. 2 dated as of August 19, 1997 to the Term Loan Agreement among JS Finance and Bank Brussels Lambert, New York Branch and JSC(U.S.) as Servicer (incorporated by reference to Exhibit 10.12(j) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.6(k) Amendment No. 2 dated as of August 19, 1997 to the Receivables Purchase and Sale Agreement among JSC(U.S.) as the Seller and Servicer, JS Finance as the Purchaser, Bankers Trust Company as Facility Agent and Bank Brussels Lambert, New York Branch as the Term Bank (incorporated by reference to Exhibit 10.12(k) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.6(l) Amendment No. 2 dated as of August 19, 1997 to the Liquidity Agreement among JS Finance, Bankers Trust Company as Facility Agent, JSC(U.S.) as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the Financial Institutions party thereto as Banks (incorporated by reference to Exhibit 10.12(l) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.7*     Consulting Agreement dated as of October 24, 1996 by and between James
          S. Terrill and JSC(U.S.) (incorporated by reference to Exhibit 10.15 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.8 Registration Rights Agreement dated as of May 10, 1998 among MSLEF, SIBV, SSCC and the other parties identified on the signature pages thereto (incorporated by reference to Exhibit 10(e) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

10.9 Voting Agreement dated as of May 10, 1998, as amended, among SIBV, MSLEF and Mr. Roger W. Stone (incorporated by reference to Exhibit 10(f) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

10.10(a)* SSCC 1998 Long Term Incentive Plan (incorporated by reference to
          Exhibit 10.14 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.10(b)* First Amendment of the SSCC 1998 Long Term Incentive Plan
          (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.11*    Forms of Employment Security Agreements (incorporated by reference to
          Exhibit 10(h) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

10.12* Stone Container Corporation Directors' Deferred Compensation Plan (incorporated by reference to Exhibit 10(b) to Stone's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.13* Stone Container Corporation 1982 Incentive Stock Option Plan (incorporated by reference to Appendix A to the Prospectus included in Stone's Form S-8 Registration Statement, Registration Number 2-79221, effective September 27, 1982).

10.14* Stone Container Corporation 1993 Stock Option Plan (incorporated by reference to Appendix A to Stone's Proxy Statement dated as of April 10, 1992).

10.15* Stone Container Corporation 1992 Long-Term Incentive Program (incorporated by reference to Exhibit A to Stone's Proxy Statement dated as of April 11, 1991).

10.16* Stone Container Corporation 1995 Long-Term Incentive Plan (incorporated by reference to Exhibit A to Stone's Proxy Statement dated as of April 7, 1995).

10.17(a) Purchase and Sale Agreement, effective as of July 28, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.1 to JSCE's Current Report on Form 8-K dated October 25, 1999).

10.17(b) First Amendment to Purchase and Sale Agreement, dated October 21, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.2 to JSCE's Current Report on Form 8-K dated October 25,
          1999).

10.18*    Employment Agreement of Ray M. Curran (incorporated by reference to
          Exhibit 10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.19*    Employment Agreement of Patrick J. Moore (incorporated by reference to
          Exhibit 10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

21.1      Subsidiaries of JSCE.

27.1      Financial Data Schedule.


*Indicates a management contract or compensation plan or arrangement.

(b) Report on Form 8-K.

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

DATE  March 14, 2000                   JSCE, Inc.
      ------------------              ------------
                                      (Registrant)


                                  BY  /s/ Patrick J. Moore
                                      ----------------------
                                          Patrick J. Moore
                                      Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


    SIGNATURE                           TITLE                        DATE
    ---------                           -----                        ----

/s/Ray M. Curran           President and Chief Executive         March 14, 2000
---------------------      Officer And Director (Principal
    Ray M. Curran          Executive Officer)



/s/Patrick J. Moore        Vice President and Chief              March 14, 2000
---------------------      Financial Officer (Principal
    Patrick J. Moore       Financial Officer)



/s/Paul K. Kaufmann        Vice President and Corporate          March 14, 2000
---------------------      Controller (Principal Accounting
    Paul K. Kaufmann       Officer)