Form 10-Q
period 2000-03-21
JSCE INC
filed 2000-05-10
CIK 727742

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
         --------------------

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

Three Months Ended March 31,  (In millions)                    2000     1999
===============================================================================
Net sales ..................................................  $ 910    $ 729
Costs and expenses
  Cost of goods sold .......................................    774      634
  Selling and administrative expenses ......................     74       69
  Restructuring charge .....................................               5
                                                              -----------------
    Income from operations .................................     62       21
Other income (expense)
  Interest expense, net ....................................    (27)     (47)
  Other, net ...............................................      2
                                                              -----------------
    Income (loss) from continuing operations before
     income taxes ..........................................     37      (26)
Benefit from (provision for) income taxes ..................    (15)       9
                                                              -----------------
    Income (loss) from continuing operations ...............     22      (17)
Discontinued operations
    Income from discontinued operations,
     net of income taxes of $1 .............................               4
                                                              -----------------
    Net income (loss) ......................................  $  22    $ (13)
===============================================================================

See notes to consolidated financial statements

                                  JSCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,          December 31,
(In millions, except share data)                                                    2000                1999
=================================================================================================================
Assets                                                                           (Unaudited)
Current assets
 Cash and cash equivalents ..........................................           $          11        $        11
 Receivables, less allowances of $10 in 2000 and $9 in 1999 .........                     389                396
 Inventories
   Work-in-process and finished goods ...............................                     100                 95
   Materials and supplies ...........................................                     151                139
                                                                                --------------------------------
                                                                                          251                234
 Refundable income taxes ............................................                       7                  7
 Deferred income taxes ..............................................                      35                 42
 Prepaid expenses and other current assets ..........................                      30                 22
                                                                                --------------------------------
     Total current assets ...........................................                     723                712
Net property, plant and equipment ...................................                   1,296              1,307
Timberland, less timber depletion ...................................                       2                  2
Goodwill, less accumulated amortization of $74 in 2000 and
 $72 in 1999.........................................................                     204                205
Notes receivable from SSCC ..........................................                     370                364
Other assets ........................................................                     145                146
                                                                                --------------------------------
                                                                                $       2,740        $     2,736
================================================================================================================
Liabilities and Stockholder's Equity (Deficit)

Current liabilities
 Current maturities of long-term debt ...............................           $          12        $        12
 Accounts payable ...................................................                     335                389
 Accrued compensation and payroll taxes .............................                      81                 88
 Interest payable ...................................................                      49                 30
 Other current liabilities ..........................................                     151                152
                                                                                --------------------------------
     Total current liabilities ......................................                     628                671
Long-term debt, less current maturities .............................                   1,652              1,624
Other long-term liabilities .........................................                     249                253
Deferred income taxes ...............................................                     424                423
Stockholder's deficit
 Common stock, par value $.01 per share; 1,000
  shares authorized and outstanding..................................
 Additional paid-in capital .........................................                   1,129              1,129
 Retained earnings (deficit) ........................................                  (1,342)            (1,364)
                                                                                --------------------------------
     Total stockholder's equity (deficit) ...........................                    (213)              (235)
                                                                                --------------------------------
                                                                                $       2,740        $     2,736
================================================================================================================

See notes to consolidated financial statements.

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Three Months Ended March 31,  (In millions)                                                      2000             1999
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss) ......................................................................       $ 22            $ (13)
    Adjustments to reconcile net income (loss) to
     net cash provided by (used for) operating activities
     Depreciation, depletion and amortization ............................................         30               33
     Amortization of deferred debt issuance costs ........................................          2                3
     Deferred income taxes ...............................................................          8                2
     Gain on sale of assets ..............................................................         (2)
     Non-cash employee benefit expense ...................................................                           1
     Non-cash restructuring charge .......................................................                           3
     Change in current assets and liabilities,
       net of effects from acquisitions
       Receivables .......................................................................          7              (21)
       Inventories .......................................................................        (17)              (3)
       Prepaid expenses and other current assets .........................................         (8)             (10)
       Accounts payable and accrued liabilities ..........................................        (64)              28
       Interest payable ..................................................................          6                9
       Income taxes ......................................................................          1              (12)
     Other, net ..........................................................................         (4)               4
                                                                                               -------------------------------
  Net cash provided by (used for) operating activities ...................................        (19)              24
                                                                                               -------------------------------
Cash flows from investing activities
  Property additions .....................................................................        (18)             (17)
  Proceeds from property disposals and sale of businesses                                           3                1
  Notes receivable from SSCC .............................................................          7
                                                                                               -------------------------------
  Net cash used for investing activities .................................................         (8)             (16)
                                                                                               -------------------------------
Cash flows from financing activities
  Net borrowing (repayments) of debt .....................................................         27               (6)
                                                                                               -------------------------------
  Net cash provided by (used for) financing activities ...................................         27               (6)
                                                                                               -------------------------------
Increase in cash and cash equivalents ....................................................          0                2
Cash and cash equivalents
  Beginning of period ....................................................................         11               18
                                                                                               -------------------------------
  End of period ..........................................................................       $ 11             $ 20
------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

                                  JSCE, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Tabular amounts in millions)


1.  Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto of JSCE, Inc. have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the JSCE, Inc. Annual Report on Form 10-K for the year ended December 31, 1999, (the "JSCE 1999 10-K"), filed March 14, 2000 with the Securities and Exchange Commission.

JSCE, Inc., hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"). On November 18, 1998 a subsidiary of SSCC was merged with Stone Container Corporation, an action hereafter referred to as the "Merger". The Company owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is a guarantor of the senior indebtedness of JSC(U.S.). The Company has no other material operations other than its investment in JSC(U.S.). JSC(U.S.) has extensive operations throughout the United States.

2.  Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  Merger and Restructuring

The Company recorded a $5 million restructuring charge during the first quarter of 1999, related to the permanent shutdown of various facilities. As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, additional restructuring charges are expected in 2000 as management finalizes its plans.

4.  Discontinued Operations

During February 1999 the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC is accounted for as discontinued operations in the accompanying consolidated financial statements. The Company transferred ownership of the Oregon City, Oregon newsprint mill on May 9, 2000, thereby completing its exit from the newsprint business. No proceeds from the transfer were received.

5.  Business Segment Information

The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Folding Cartons and Boxboard and (3) Reclamation. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Folding Cartons and Boxboard segment is also highly integrated. It includes a system of mills and plants that produces a broad range of coated recycled boxboard that is converted into folding cartons. Folding cartons are used primarily to protect products such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising. The Reclamation segment collects recovered paper generated by industrial, commercial and residential sources which is used as raw material for the Company's containerboard and boxboard mills as well as sales to external third party mills.

Other includes specialty packaging business unit and corporate related items. Corporate related items include income and expense not allocated to reportable segments, goodwill amortization, net interest expense, the adjustment to record inventory at LIFO, and the elimination of intercompany profit.

The information for 1999 has been restated from the prior year's presentation in order to conform to the 2000 presentation.

                                      Container-
                                        board &            Folding
                                      Corrugated          Cartons &            Recla-
                                      Containers          Boxboard             mation              Other             Total
                                   ------------------------------------------------------------------------------------------
Three months ended March 31,
----------------------------
  2000
  ----
  Revenues from external
     customers.....................           $465                $212                $159              $ 74             $910
  Intersegment revenues............             12                                      37                 6               55
  Income (loss) from
     continuing operations
     before income taxes...........             57                  15                  10               (45)              37

  1999
  -----
  Revenues from external
     customers.....................           $391                $197                $ 75              $ 66             $729
  Intersegment revenues............              9                                      28                 9               46
  Income (loss) from
     continuing operations
     before income taxes...........             23                  16                   2               (67)             (26)

6.  Summarized Financial Information JSC(U.S.)

The following summarized financial information is presented for JSC(U.S.), a wholly owned subsidiary of the Company. Other wholly owned subsidiaries of the Company, established in the third quarter of 1999, are not presented separately due to their insignificance to the Company as a whole.

Condensed Consolidated Balance Sheets

                                                                                 March 31,           December 31,
                                                                                   2000                   1999
                                                                                -----------          ------------
Current assets...............................................................     $    728             $     716
Property, plant and equipment and timberlands, net...........................        1,298                 1,309
Goodwill.....................................................................          204                   205
Other assets.................................................................          434                   430
                                                                               -----------           -----------
  Total assets...............................................................     $  2,664             $   2,660
                                                                               -----------           -----------

Current liabilities..........................................................     $    628             $     671
Long-term debt...............................................................        1,652                 1,624
Other liabilities............................................................          603                   605
Stockholder's deficit
  Common stock...............................................................
  Additional paid-in capital.................................................        1,124                 1,124
  Retained deficit...........................................................       (1,343)               (1,364)
                                                                               -----------           -----------
  Total stockholder's deficit................................................         (219)                 (240)
                                                                               -----------           -----------
  Total liabilities and stockholder's deficit................................     $  2,664             $   2,660
                                                                               -----------           -----------

Condensed Consolidated Statements of Operations
Three months ended March 31

                                                                                  2000                  1999
                                                                               -----------           ------------
Net sales....................................................................     $    910             $     729
Cost and expenses............................................................          845                   708
Interest expense, net........................................................           30                    47
Other income, net............................................................            2
                                                                               -----------           ------------
Income (loss) from continuing operations before income taxes.................           37                   (26)
Benefit from (provision for) income taxes....................................          (15)                    9
Discontinued operations......................................................                                  4
                                                                               -----------           ------------
Net income (loss)............................................................     $     22             $     (13)
                                                                               -----------           ------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         ----------------------------------------------------------------------
of Operations
-------------

Results of Operations

(In millions)                                                                              Three months ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                               2000           1999
                                                                                              -----          -----
Net sales
   Containerboard and corrugated containers.........................................          $ 465          $ 391
   Folding cartons and boxboard.....................................................            212            197
   Reclamation......................................................................            159             75
   Other operations.................................................................             74             66
                                                                                              -----          -----
   Total operations.................................................................          $ 910          $ 729
                                                                                              =====          =====

Profit (loss)
   Containerboard and corrugated containers.........................................          $  57          $  23
   Folding cartons and boxboard.....................................................             15             16
   Reclamation......................................................................             10              2
   Other operations.................................................................              7              8
                                                                                              -----          -----
   Total operations.................................................................             89             49
   Restructuring charge.............................................................                            (5)
   Interest expense, net............................................................            (27)           (47)
   Other, net.......................................................................            (25)           (23)
                                                                                              -----          -----
   Income (loss) from continuing operations
     before income taxes............................................................          $  37          $ (26)
                                                                                              =====          =====

For the three months ended March 31, 2000, net sales for the Company were $910 million, an increase of 25% compared to the same period last year. The increase in net sales was due primarily to improvements in sales prices and higher sales volumes. Closures of operating facilities partially offset the volume and price improvements. Operating profits for the Company for the three months ended March 31, 2000 were $89 million, an increase of $40 million compared to the same period last year due primarily to the higher average sales prices. Other, net includes corporate expenses and other costs not allocated to segments. The increases (decreases) for each of the Company's segments are shown in the chart below.

(In millions)                                   Container-
                                                 board &          Folding
Increase (decrease)                             Corrugated       Cartons &                            Other
in net sales due to:                            Containers        Boxboard       Reclamation        Operations         Total
-------------------                             ----------        --------       -----------        ----------         -----
Three months ended March 31,
2000 compared to 1999
---------------------
Sales price and product mix............            $ 74              $ 7              $78               $ 5           $164
Sales volume...........................              21                8                9                 4             42
Closed or sold facilities..............             (21)                               (3)               (1)           (25)
                                                   ----              ---              ---               ---           ----
 Net increase..........................            $ 74              $15              $84               $ 8           $181
                                                   ====              ===              ===               ===           ====

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales of $465 million for the three months ended March 31, 2000 increased by 19% compared to last year and profits improved by $34 million to $57 million. The increase in net sales was due primarily to the impact of higher average sales prices and sales volume. Net sales were negatively impacted by the closure of four container plants in 1999. Profits increased due primarily to higher average sales prices. Reclaimed fiber cost was higher in the first quarter of 2000 compared to last year. Cost of goods sold as a percent of net sales decreased to 81% for the three months ended March 31, 2000 compared to 86% for the same period last year due primarily to the higher average sales prices.

On average, linerboard prices in the first quarter of 2000 were higher than last year by 22% and the average price of corrugated containers was higher by 23%. The Company implemented price increases of $50 and $60 per ton for linerboard and medium, respectively, on February 1, 2000. Containerboard production for the first quarter of 2000 increased 4% compared to last year. Shipments of corrugated containers increased 1% compared to last year. The average sales price of solid bleached sulfate in the first quarter of 2000 increased 4% compared to last year and production was higher by 9%.

Folding Cartons and Boxboard Segment
------------------------------------
Net sales of $212 million for the three months ended March 31, 2000 increased by 8% compared to last year and profits decreased by $1 million to $15 million. The sales increase was due to higher average sales prices and increased sales volume compared to last year. Folding carton shipments increased 2% compared to last year. On average, boxboard sales prices were 5% higher and folding carton sales prices were 3% higher than last year. Profits were lower due primarily to higher reclaimed fiber costs compared to last year. Cost of goods sold as a percent of net sales increased to 85% for the three months ended March 31, 2000 compared to 84% for the same period last year due primarily to higher fiber cost.

Reclamation Segment
-------------------
Net sales of $159 million for the three months ended March 31, 2000 increased by 112% compared to last year and profits improved by $8 million to $10 million. The increase in net sales was due primarily to higher average sales prices. Demand for reclaimed fiber, particularly for old corrugated containers ("OCC"), the primary grade used by recycled containerboard mills, was strong in the first quarter of 2000 and sales prices increased. Compared to last year, the average price of OCC in the first quarter was higher by approximately $55 per ton and the average price of old newsprint was higher by approximately $18 per ton. Total tons of fiber reclaimed and brokered increased 7% compared to last year. Cost of goods sold as a percent of net sales increased to 90% for the three months ended March 31, 2000 compared to 89% for the same period last year due primarily to higher wastepaper cost.

Costs and Expenses
------------------
The Company's overall cost of goods sold increased compared to last year due primarily to higher reclaimed fiber and wood costs. Cost of goods sold as a percent of net sales for the three months ended March 31 declined from 87% in 1999 to 85% in 2000 due primarily to the higher average sales prices.

Selling and administrative expenses increased compared to last year due primarily to higher personnel costs. Selling and administrative expenses as a percent of net sales for the three months ended March 31 declined from 9% in 1999 to 8% in 2000 due to increased sales prices.

Interest expense, net of $47 million was $20 million lower than last year for the three months ended March 31, 2000 due to lower average outstanding debt levels in 2000. The Company's overall average effective interest rate in the 2000 period was comparable to last year. Interest expense, net includes interest income, which consists primarily of interest earned on the Company's intercompany loan made to SSCC in November 1998 in connection with the Merger. Interest income of $12 million for the three months ended March 31, 2000 was comparable to 1999.

Provision for income taxes of $15 million for the three months ended March 31, 2000 differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes.

Statistical Data

(In thousands of tons, except as noted)                                                  Three months ended
                                                                                             March 31,
                                                                                             ---------
                                                                                     2000             1999
                                                                                     -----            -----
Mill production:
   Containerboard...............................................................       380              367
   Solid bleached sulfate.......................................................        48               44
   Recycled boxboard............................................................       192              191
Corrugated shipments (billion sq. ft.)..........................................       7.4              7.4
Folding carton shipments........................................................       143              140
Fiber reclaimed and brokered....................................................     1,701            1,591

Restructuring

As explained in the JSCE 1999 10-K, in connection with the Merger, the Company restructured its operations. The Company recorded a pretax charge of $257 million in the fourth quarter of 1998 for restructuring costs related to the permanent closure of certain JSC(U.S.) mill operations and related facilities on December 1, 1998. As part of the Company's continuing evaluation of all areas of its business in connection with its Merger integration, the Company recorded a $9 million restructuring charge in the year ended December 31, 1999 related to the permanent shutdown of eight additional JSC(U.S.) facilities.

Since the Merger, through March 31, 2000, approximately $44 million (62%) of the cash expenditures were incurred, the majority of which related to severance and facility closure costs. The remaining exit liabilities for the Company as of March 31, 2000 of approximately $27 million will be funded through operations as originally planned. Additional restructuring charges are expected in 2000 as management finalizes its plans.

Discontinued Operations

As explained in the JSCE 1999 10-K, in February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, SNC. Accordingly, SNC is accounted for as discontinued operations. The Company transferred ownership of the Oregon City, Oregon newsprint mill on May 9, 2000, thereby completing its exit from the newsprint business. No proceeds from the transfer were received.

Liquidity and Capital Resources

For the three months ended March 31, 2000, borrowings of $27 million, proceeds of $7 million received from SSCC in partial repayment of its intercompany loan and $3 million of proceeds from property disposals were used primarily to fund property additions of $18 million and net cash used for operating activities of $19 million.

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

The Company expects that internally generated cash flows and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, restructuring payments, environmental expenditures relating to compliance with the Cluster Rule (as discussed in the JSCE 1999 10-
K) and other capital expenditures. The Company expects to use any excess cash provided by operations to make further debt reductions. As of March 31, 2000, JSC(U.S.) had $451 million of unused borrowing capacity under the JSC(U.S.) Credit Agreement and $89 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC(U.S.)'s level of eligible accounts receivable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the JSCE 1999 10-K.

Interest Rate Risk

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the three months ended March 31, 2000.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a) The following exhibits are included in this Form 10-Q.

27.1   Financial Data Schedule

b) Reports on Form 8-K

       None

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               JSCE, Inc.
                                       -------------------------------
                                               (Registrant)



Date:  May 10, 2000                     /s/  Paul K. Kaufmann
       ------------                    ----------------------------
                                         Paul K. Kaufmann
                                         Vice President and
                                         Corporate Controller
                                      (Principal Accounting Officer)