Form 10-Q
period 2000-06-30
JSCE INC
filed 2000-08-14
CIK 727742

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2000
Commission File Number 0-11951



                                  JSCE, Inc.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                        37-1337160
------------------------------                 ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

           150 North Michigan Avenue,    Chicago, Illinois      60601
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X
                                              -

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 2000, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1.  Financial Statements
         --------------------


                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                          Three months ended          Six months ended
                                                                               June 30,                   June 30,
                                                                          -----------------------------------------------
(In millions)                                                             2000         1999          2000          1999
-------------------------------------------------------------------------------------------------------------------------
Net sales.............................................................    $ 988        $ 786        $1,898        $1,515
Costs and expenses
    Cost of goods sold................................................      818          645         1,592         1,279
    Selling and administrative expenses...............................       73           96           147           165
    Restructuring charge..............................................                     4                           9
                                                                          -----------------------------------------------
        Income from operations........................................       97           41           159            62
Other income (expense)
    Interest expense, net.............................................      (28)         (46)          (55)          (93)
    Other, net........................................................        3                          5
                                                                          -----------------------------------------------
        Income (loss) from continuing operations before income taxes..       72           (5)          109           (31)
Benefit from (provision for) income taxes.............................      (29)           3           (44)           12
                                                                          -----------------------------------------------
    Income (loss) from continuing operations..........................       43           (2)           65           (19)
    Discontinued operations
    Income (loss) from discontinued operations, net of income tax benefit of $1 for the three months ended June 30, 1999 and $0
      for the six months ended June 30, 1999..........................                    (1)                          3
    Gain on disposition of discontinued operations, net of income
      taxes of $4.....................................................        6                          6
                                                                          -----------------------------------------------
    Net income (loss).................................................    $  49        $  (3)      $    71        $  (16)
-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                  JSCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,        December 31,
(In millions, except share data)                                                       2000             1999
-----------------------------------------------------------------------------------------------------------------
Assets                                                                              (Unaudited)
Current assets
  Cash and cash equivalents...............................................          $       8        $        11
  Receivables, less allowances of $10 in 2000 and $9 in 1999..............                427                396
  Inventories
     Work-in-process and finished goods...................................                103                 95
     Materials and supplies...............................................                135                139
                                                                                    -----------------------------
                                                                                          238                234
  Refundable income taxes.................................................                 36                  7
  Deferred income taxes...................................................                 37                 42
  Prepaid expenses and other current assets...............................                 32                 22
                                                                                    -----------------------------
       Total current assets...............................................                778                712
Net property, plant and equipment.........................................              1,251              1,307
Timberland, less timber depletion.........................................                  2                  2
Goodwill, less accumulated amortization of $75 in 2000 and $72 in 1999....                202                205
Notes receivable from SSCC................................................                383                364
Other assets..............................................................                152                146
                                                                                    -----------------------------
                                                                                    $   2,768        $     2,736
=================================================================================================================
Liabilities and Stockholder's Equity (Deficit)

Current liabilities
  Current maturities of long-term debt....................................          $      10        $        12
  Accounts payable........................................................                338                389
  Accrued compensation and payroll taxes..................................                 76                 88
  Interest payable........................................................                 29                 30
  Other current liabilities...............................................                 84                152
                                                                                    -----------------------------
       Total current liabilities..........................................                537                671
Long-term debt, less current maturities...................................              1,676              1,624
Other long-term liabilities...............................................                249                253
Deferred income taxes.....................................................                471                423
Stockholder's deficit
  Common stock, par value $.01 per share; 1,000
   shares authorized and outstanding......................................
  Additional paid-in capital..............................................              1,129              1,129
  Retained earnings (deficit).............................................             (1,294)            (1,364)
                                                                                    -----------------------------
       Total stockholder's equity (deficit)...............................               (165)              (235)
                                                                                    -----------------------------
                                                                                    $   2,768        $     2,736
=================================================================================================================

See notes to consolidated financial statements.

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Six months ended June 30,  (In millions)                                2000            1999
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss)................................................    $   71         $   (16)
    Adjustments to reconcile net income (loss) to
      net cash provided by (used for) operating activities
      Gain on disposition of discontinued operations...............       (10)
      Depreciation, depletion and amortization.....................        60              67
      Amortization of deferred debt issuance costs.................         3               5
      Deferred income taxes........................................        54             (31)
      Gain on sale of assets.......................................        (2)
      Non-cash employee benefit expense............................        (8)             27
      Non-cash restructuring charge................................                         5
      Change in current assets and liabilities,
        net of effects from acquisitions
          Receivables..............................................       (31)            (42)
          Inventories..............................................        (4)            (13)
          Prepaid expenses and other current assets................       (11)
          Accounts payable and accrued liabilities.................       (77)             29
          Interest payable.........................................       (28)            (27)
          Income taxes.............................................       (30)             15
      Other, net...................................................        (2)             (1)
                                                                       ----------------------
   Net cash provided by (used for) operating activities............       (15)             18
                                                                       ----------------------
Cash flows from investing activities
   Property additions..............................................       (49)            (33)
   Proceeds from property disposals and sale of businesses.........         6               1
   Notes receivable from SSCC......................................         7              19
                                                                       ----------------------
   Net cash used for investing activities..........................       (36)            (13)
                                                                       ----------------------
Cash flows from financing activities
   Net borrowings (repayments) of debt.............................        38              (5)
   Net borrowings under the accounts
     receivable securitization program.............................        10              10
                                                                       ----------------------
   Net cash provided by financing activities.......................        48               5
                                                                       ----------------------
Increase in cash and cash equivalents..............................        (3)             10
Cash and cash equivalents
   Beginning of period.............................................        11              18
                                                                       ----------------------
   End of period...................................................    $    8         $    28
-----------------------------------------------------------------------------------------------

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

JSCE, Inc., hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"). On November 18, 1998 a subsidiary of SSCC was merged with Stone Container Corporation, an action hereafter referred to as the "Stone Merger". The Company owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is a guarantor of the senior indebtedness of JSC(U.S.). The Company has no other material operations other than its investment in JSC(U.S.). JSC(U.S.) has extensive operations throughout the United States.

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

5.  Discontinued Operations

During February 1999 the Company adopted a formal plan to sell the newsprint mills of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, the newsprint operations of SNC are accounted for as discontinued operations in the accompanying consolidated financial statements. The Company transferred ownership of the Oregon City, Oregon newsprint mill to a third party in May 2000, thereby completing its exit from the newsprint business. No proceeds from the transfer were received. During the second quarter of 2000, the Company recorded a $6 million after tax gain to reflect adjustments to the previous estimates on disposition of discontinued operations.

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

Other includes specialty packaging, Cladwood(R), and corporate related items. Corporate related items include income and expense not allocated to reportable segments, goodwill amortization, net interest expense, the adjustment to record inventory at LIFO, and the elimination of intercompany profit.

The information for 1999 has been restated from the prior year's presentation in order to conform to the 2000 presentation.

                                      Container-
                                        board &            Folding
                                      Corrugated          Cartons &
                                      Containers          Boxboard           Reclamation           Other             Total
                                     ------------------------------------------------------------------------------------------
Three months ended June 30,
---------------------------
  2000
  ----
  Revenues from external
     customers.....................           $507                $227                $179             $  75           $  988
  Intersegment revenues............             10                                      40                 5               55
  Income (loss) from
     continuing operations
     before income taxes...........             61                  22                   8               (19)              72

  1999
  ----
  Revenues from external
     customers.....................           $421                $208                $ 91             $  66           $  786
  Intersegment revenues............             10                                      28                 4               42
  Income (loss) from
     continuing operations
     before income taxes...........             48                  18                   2               (73)              (5)

Six months ended June 30,
-------------------------
  2000
  ----
  Revenues from external
     customers.....................           $972                $439                $338             $ 149           $1,898
  Intersegment revenues............             22                                      77                11              110
  Income (loss) from
     continuing operations
     before income taxes...........            118                  37                  18               (64)             109

  1999
  ----
  Revenues from external
     customers.....................           $812                $405                $166             $ 132           $1,515
  Intersegment revenues............             19                                      56                13               88
  Income (loss) from
     continuing operations
     before income taxes...........             71                  34                   4              (140)             (31)

7.  Summarized Financial Information JSC(U.S.)

The following summarized financial information is presented for JSC(U.S.), a wholly-owned subsidiary of the Company. Other wholly-owned subsidiaries of the Company, established in the third quarter of 1999, are not presented separately due to their insignificance to the Company as a whole.

Condensed Consolidated Balance Sheets

                                                                                       June 30,         December 31,
                                                                                        2000              1999
                                                                                       -------          ----------
Current assets.................................................................        $   786            $    716
Property, plant and equipment and timberlands, net.............................          1,253               1,309
Goodwill.......................................................................            202                 205
Other assets...................................................................            452                 430
                                                                                       -------          ----------
  Total assets.................................................................        $ 2,693            $  2,660
                                                                                       -------          ----------

Current liabilities............................................................        $   536            $    671
Long-term debt.................................................................          1,676               1,624
Other liabilities..............................................................            651                 605
Stockholder's deficit
  Common stock.................................................................
  Additional paid-in capital...................................................          1,124               1,124
  Retained deficit.............................................................         (1,294)             (1,364)
                                                                                       -------          ----------
  Total stockholder's deficit..................................................           (170)               (240)
                                                                                       -------          ----------
  Total liabilities and stockholder's deficit..................................       $  2,693            $  2,660
                                                                                      --------          ----------

Condensed Consolidated Statements of Operations

                                                                 Three months ended             Six months ended
                                                                      June 30,                      June 30,
                                                                -----------------------        ------------------
                                                                     2000          1999          2000        1999
                                                                    -----         -----         ------     ------
Net sales.................................................          $ 988          $786         $1,898     $1,515
Cost and expenses.........................................            890           745          1,735      1,453
Interest expense, net.....................................             30            46             60         93
Other income, net.........................................              3                            5
                                                                    -----         -----         ------     ------
Income (loss) from continuing operations
  before income taxes.....................................             71            (5)           108        (31)
Benefit from (provision for) income taxes.................            (28)            3            (43)        12
Discontinued operations...................................              6            (1)             6          3
                                                                    -----         -----         ------     ------
Net income (loss).........................................          $  49         $  (3)        $   71     $  (16)
                                                                    -----         -----         ------     ------

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

In March 1999, management of SNC's former Oregon City, Oregon newsprint mill became aware of possible alterations by one of its employees of data utilized in determining compliance with the mill's National Pollutant Elimination System permit. SNC conducted a thorough internal investigation of this matter. Based on this investigation, it concluded that such alterations did occur and, as a result, the mill may have violated its permit limits on suspended solids on several occasions. SNC provided both the Environmental Protection Agency ("EPA") and the Oregon Department of Environmental Quality ("ODEQ") with a detailed report of its investigation, and the agencies conducted additional investigations based on this report. SNC fully cooperated with these investigations. In July 2000, SNC paid a civil penalty of less than $100,000 to the ODEQ to settle the Notice of Assessment of Civil Penalty issued by the ODEQ in connection with this matter. In addition, the U.S. Attorney's Office has advised SNC that it does not intend to commence a criminal prosecution against SNC. Accordingly, SNC now considers this matter fully resolved.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations


                                                                  Three months ended                 Six months ended
(In millions)                                                          June 30,                          June  30,
                                                          --------------------------------       ----------------------------
                                                             2000                  1999             2000              1999
                                                          ---------              ---------       ---------          ---------
Net sales
   Containerboard and corrugated containers.............  $     507              $     421       $     972          $     812
   Folding cartons and boxboard.........................        227                    208             439                405
   Reclamation..........................................        179                     91             338                166
   Other operations.....................................         75                     66             149                132
                                                          ---------              ---------       ---------          ---------
   Total operations.....................................  $     988              $     786       $   1,898          $   1,515
                                                          =========              =========       =========          ==========

Profit (loss)
   Containerboard and corrugated containers.............  $      61              $      48       $     118          $      71
   Folding cartons and boxboard.........................         22                     18              37                 34
   Reclamation..........................................          8                      2              18                  4
   Other operations.....................................          7                      9              14                 17
                                                          ---------              ---------       ---------          ---------
   Total operations.....................................         98                     77             187                126
   Restructuring charge.................................                                (4)                                (9)
   Interest expense, net................................        (28)                   (46)            (55)               (93)
   Other, net...........................................          2                    (32)            (23)               (55)
                                                          ---------              ---------       ---------          ---------
 Income (loss) from continuing operations
   before income taxes..................................  $      72              $      (5)      $     109          $     (31)
                                                          =========              =========       =========          ==========

Improvements in containerboard and other markets in 2000 resulted in strong increases in net sales and profits for the Company. Net sales for the Company for the three and six month periods ended June 30, 2000 increased 26% and 25%, respectively, compared to the same periods last year. The increases in net sales were due primarily to improvements in sales prices and product mix. Operating profits for the Company for the three and six month periods ended June 30, 2000 increased 27% and 48%, respectively, compared to last year due primarily to the sales price increases. Operating profits in the second quarter of 2000 were reduced by the economic downtime taken at the Company's containerboard mills in order to reduce inventories. Other, net in the 1999 periods include expense of $26 million related to the cashless exercise of SSCC stock options under the Jefferson Smurfit Corporation stock option plan. The increases (decreases) for each of the Company's segments are shown in the chart below.

(In millions)                              Container-
                                            board &           Folding
Increase (decrease)                        Corrugated        Cartons &                            Other
in net sales due to:                       Containers         Boxboard       Reclamation        Operations         Total
-------------------                      ---------------   -------------   ---------------   ---------------  -------------
Three months ended June 30,
2000 compared to 1999
---------------------
Sales price and product mix............     $        95       $       17      $        81       $         7    $       200
Sales volume...........................               8                2                8                 4             22
Closed or sold facilities..............             (17)                               (1)               (2)           (20)
                                            -----------       -----------     -----------       -----------    -----------
 Net increase..........................     $        86       $       19      $        88       $         9    $       202
                                            ===========       ==========      ===========       ===========    ===========

Six months ended June 30,
2000 compared to 1999
---------------------
Sales price and product mix............     $       176       $       24      $       159       $        12    $       371
Sales volume...........................              22               10               17                 8             57
Closed or sold facilities..............             (38)                               (4)               (3)           (45)
                                            -----------       -----------     -----------       -----------    -----------
 Net increase..........................     $       160       $       34      $       172       $        17    $       383
                                            ===========       ==========      ===========       ===========    ===========

Containerboard and Corrugated Containers Segment
------------------------------------------------

Market conditions in the containerboard industry continued to improve in the first half of 2000, and the Company implemented price increases of $50 per ton and $60 per ton on February 1, 2000 for linerboard and medium, respectively. On average, linerboard prices for the second quarter of 2000 were higher than last year by 22% and the average price of corrugated containers was higher by 24%. Solid bleached sulfate ("SBS") prices increased 10% compared to last year. Containerboard production for the second quarter of 2000 declined 11% compared to last year due to higher levels of maintenance downtime, as well as economic downtime taken in order to reduce inventories. Shipments of corrugated containers were comparable to last year. SBS sales volume declined by 4%.

Net sales of $507 million for the three months ended June 30, 2000 increased by 20% compared to last year and profits improved by $13 million to $61 million. The increase in net sales was due primarily to the impact of higher average sales prices for containerboard and corrugated containers. Net sales were negatively impacted by the 1999 closure of four container plants and the sale of Company timberlands in October 1999. Profits increased as a result of higher average sales prices, but the impact of the additional mill downtime and higher reclaimed fiber cost partially offset the improvement. Cost of goods sold as a percent of net sales decreased to 80% for the three months ended June 30, 2000 compared to 82% for the same period last year due primarily to the higher average sales prices.

For the six months ended June 30, 2000, net sales of $972 million increased by 20% compared to last year and profits improved by $47 million to $118 million. On average, linerboard prices were higher than last year by 22% and the average price of corrugated containers was higher by 23%. Containerboard production for the six months ended June 30, 2000 decreased 4% due to the downtime. Shipments of corrugated containers were comparable to last year. The average sales price of SBS increased 7% compared to last year while sales volume was lower by 1%. Profits increased due to the higher average sales prices, although the additional mill downtime and the higher reclaimed fiber cost partially offset the sales price improvements. Cost of goods sold as a percent of net sales decreased to 81% for the six months ended June 30, 2000 compared to 84% for the same period last year due primarily to the higher average sales prices.

Folding Cartons and Boxboard Segment
------------------------------------

Net sales of $227 million for the three months ended June 30, 2000 increased by 9% compared to last year and profits increased by $4 million to $22 million. The sales increase was due primarily to higher average sales prices and product mix. On average, boxboard sales prices were 13% higher and folding carton sales prices were 7% higher than last year. Folding carton shipments were comparable to last year. Higher reclaimed fiber cost and increases in the cost of other materials and converting costs partially offset the improvements in sales price and product mix. Cost of goods sold as a percent of net sales decreased to 83% for the three months ended June 30, 2000 compared to 84% for the same period last year due primarily to the higher sales prices.

For the six months ended June 30, 2000 net sales of $439 million increased by 8% compared to last year. On average, boxboard sales prices were 9% higher and folding carton sales prices were 5% higher than last year. Folding carton shipments increased 1% and boxboard shipments increased 14% compared to last year. The higher cost of materials and higher converting costs partially offset the improvements in sales price and product mix, resulting in a profit improvement of $3 million compared to last year. Cost of goods sold as a percent of net sales of 84% for the six months ended June 30, 2000 was comparable to the same period last year.

Reclamation Segment
-------------------

Net sales of $179 million for the three months ended June 30, 2000 increased by 97% compared to last year due to higher average sales prices and sales volume. Demand for reclaimed fiber has been strong in 2000 causing the cost and sales price of reclaimed fiber to escalate rapidly. Compared to last year, the average prices of old corrugated containers ("OCC") and old newsprint ("ONP") were each higher by approximately $50 per ton. The amount of mill downtime taken by the paper industry and a decline in export shipments in the second quarter of 2000 however, have reduced demand, thereby bringing cost and sales prices down in June and July. Total tons of fiber reclaimed and brokered were comparable to last year. Cost of goods sold as a percent of net sales increased to 91% for the three months ended June 30, 2000 compared to 88% for the same period last year due primarily to higher wastepaper cost. Profits for the three months ended June 30, 2000 quadrupled compared to last year to $8 million due primarily to the sales price increases.

For the six months ended June 30, 2000 net sales of $338 million increased by 104% compared to last year due to the higher average sales prices and higher sales volume. Compared to last year, the average prices for OCC and ONP were higher by $50 per ton and $40 per ton, respectively. Total tons of fiber reclaimed and brokered increased 3% compared to last year. For the first half, profits improved from $4 million in 1999 to $18 million in 2000. Cost of goods sold as a percent of net sales increased to 91% for the six months ended June 30, 2000 compared to 89% for the same period last year due primarily to higher wastepaper cost.

Other Operations
----------------

Other operations include the Company's specialty packaging and Cladwood(R) operations. Net sales of $75 million for the three months ended June 30, 2000 increased by 14% compared to last year due to improvements in sales price and product mix and sales volume. The closure in 1999 of a gravure cylinder plant partially offset the improvements in sales prices. A $30 per ton price increase was implemented on tube grades on April 1, 2000, but it was insufficient to cover the increases in reclaimed fiber cost. The sales volume increase is attributable to Cladwood(R), which was classified as a discontinued operation in 1999. The higher reclaimed fiber cost was the primary factor causing profits to decline by $2 million.

For the six months ended June 30, 2000 net sales of $149 million increased by 13% compared to last year due to the higher average sales prices and product mix and sales volume. Profits declined due primarily to the higher cost of reclaimed fiber.

Costs and Expenses
------------------

The Company's overall cost of goods sold for the three and six month periods ended June 30, 2000 increased compared to last year due primarily to higher reclaimed fiber cost. Cost of goods sold as a percent of net sales for the three months ended June 30, 2000 increased from 82% in 1999 to 83% in 2000 due primarily to the higher cost of reclaimed fiber and the higher level of mill downtime taken in the second quarter of 2000. Cost of goods sold as a percent of net sales of 84% for the six months ended June 30 was comparable to the same period in 1999.

Selling and administrative expenses decreased compared to last year due to expense in 1999 of $26 million related to the cashless exercise of SSCC stock options under the Jefferson Smurfit Corporation stock option plan. Exclusive of the effect of the 1999 charge for stock option exercises, selling and administrative expenses as a percent of net sales for the three months ended June 30 declined from 9% in 1999 to 7% in 2000, and for the six months ended June 30 declined from 9% in 1999 to 8% in 2000. In each case, the decline was the result of higher sales prices in 2000.

Interest expense, net declined compared to last year for the three and six month periods ended June 30, 2000 due primarily to lower average outstanding debt levels in 2000. The Company's overall average effective interest rates in the 2000 periods were higher than last year by 0.6% for the three months ended June 30, 2000 and by 0.5% for the six months ended June 30, 2000. Interest expense, net for the three and six month periods ended June 30, 2000 included $13 million and $26 million, respectively, of interest income earned on the Company's intercompany loan to SSCC. Interest income was higher in 2000 compared to 1999 due to the higher intercompany loan balance, which accrues and compounds on a semiannual basis.

Provision for income taxes for the three month and six month periods ended June 30, 2000 differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes.

Statistical Data

(In thousands of tons, except as noted)                        Three months ended                   Six months ended
                                                                     June 30,                           June 30,
                                                            -------------------------        -----------------------------
                                                               2000             1999            2000               1999
                                                            --------          -------        ---------          ----------
Mill production:
   Containerboard..................................              372              416              752              783
   Solid bleached sulfate..........................               47               47               95               91
   Recycled boxboard...............................              191              184              383              375
Corrugated shipments (billion sq. ft.).............              7.2              7.2             14.6             14.6
Folding carton shipments...........................              148              147              291              287
Fiber reclaimed and brokered.......................            1,630            1,630            3,331            3,221

Restructuring

As explained in the JSCE 1999 10-K, the Company restructured its operations in connection with the Stone Merger. The Company recorded a pretax charge of $257 million in the fourth quarter of 1998 for restructuring costs related to the permanent closure of certain JSC(U.S.) mill operations and related facilities on December 1, 1998. As part of the Company's continuing evaluation of all areas of its business in connection with the Stone Merger integration, the Company recorded a $9 million restructuring charge in the year ended December 31, 1999 related to the permanent shutdown of eight additional JSC(U.S.) facilities.

Since the Stone Merger, through June 30, 2000, approximately $45 million (63%) of the cash expenditures were incurred, the majority of which related to severance and facility closure costs. The remaining exit liabilities for the Company as of June 30, 2000 of approximately $26 million will be funded through operations as originally planned.

Discontinued Operations

As explained in the JSCE 1999 10-K, in February 1999, the Company adopted a formal plan to sell the newsprint mills of its subsidiary, SNC. Accordingly, the newsprint operations of SNC are accounted for as discontinued operations. The Company transferred ownership of the Oregon City, Oregon newsprint mill to a third party on May 9, 2000, thereby completing its exit from the newsprint business. No proceeds from the transfer were received. During the second quarter of 2000, the Company recorded a $6 million after tax gain to reflect adjustments to the previous estimates on disposition of discontinued operations.

Liquidity and Capital Resources

For the six months ended June 30, 2000, borrowings of $48 million, proceeds of $7 million received from SSCC in partial repayment of its intercompany loan, proceeds of $6 million from property disposals and available cash of $3 million were used primarily to fund property additions of $49 million and net cash used for operating activities of $15 million.

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

The Company expects that internally generated cash flows and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, restructuring payments, environmental expenditures relating to compliance with the Cluster Rule (as discussed in the JSCE 1999 10-
K) and other capital expenditures. The Company expects to use any excess cash provided by operations to make further debt reductions. As of June 30, 2000, JSC(U.S.) had $432 million of unused borrowing capacity under the JSC(U.S.) Credit Agreement and $80 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC(U.S.)'s level of eligible accounts receivable.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the JSCE 1999 10-K.

Interest Rate Risk

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the six months ended June 30, 2000.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings
          -----------------

In March 1999, management of SNC's former Oregon City, Oregon newsprint mill became aware of possible alterations by one of its employees of data utilized in determining compliance with the mill's National Pollutant Elimination System permit. SNC conducted a thorough internal investigation of this matter. Based on this investigation, it concluded that such alterations did occur and, as a result, the mill may have violated its permit limits on suspended solids on several occasions. SNC provided both the EPA and the ODEQ with a detailed report of its investigation, and the agencies conducted additional investigations based on this report. SNC fully cooperated with these investigations. In July 2000, SNC paid a civil penalty of less than $100,000 to the ODEQ to settle the Notice of Assessment of Civil Penalty issued by the ODEQ in connection with this matter. In addition, the U.S. Attorney's Office has advised SNC that it does not intend to commence a criminal prosecution against SNC. Accordingly, SNC now considers this matter fully resolved.

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

10.1 Employment agreement for Joseph J. Gurandiano (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report of Form 10-Q for the quarter ended June 30, 2000).

10.2 Severance benefits agreement for Joseph J. Gurandiano (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report of Form 10-Q for the quarter ended June 30, 2000).

27.1      Financial Data Schedule.

b)   Reports on Form 8-K.

          None

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        JSCE, Inc.
                                                ---------------------------
                                                       (Registrant)



Date:  August 14, 2000                           /s/ Paul K. Kaufmann
       ---------------                          ---------------------------
                                                     Paul K. Kaufmann
                                                     Vice President and
                                                    Corporate Controller
                                                (Principal Accounting Officer)