Form 10-Q
period 2000-09-30
JSCE INC
filed 2000-11-09
CIK 727742

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2000
Commission File Number 0-11951



                                  JSCE, Inc.
        ----------------------------------------------------------------
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

                                (312) 346-6600
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
           --------------------------------------------------------
            (Former name, former address and former fiscal year, if
                        changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     No  X
                                         ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 2000, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  Financial Statements
         --------------------

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three months ended   Nine months ended
                                                              September 30,        September 30,
                                                           --------------------------------------
(In millions)                                                 2000     1999       2000      1999
-------------------------------------------------------------------------------------------------
Net sales..................................................   $939     $855      $2,837    $2,370
Costs and expenses
  Cost of goods sold.......................................    787      715       2,379     1,994
  Selling and administrative expenses......................     69       73         216       238
  Restructuring charge.....................................               1                    10
                                                           --------------------------------------
    Income from operations.................................     83       66         242       128
Other income (expense)
  Interest expense, net....................................    (27)     (48)        (82)     (141)
  Other, net...............................................      1        1           6         1
                                                           --------------------------------------
    Income (loss) from continuing operations before
      income taxes.........................................     57       19         166       (12)
Benefit from (provision for) income taxes..................    (24)     (10)        (68)        2
                                                           --------------------------------------
    Income (loss) from continuing operations...............     33        9          98       (10)
Discontinued operations
    Loss from discontinued operations,
     net of income tax benefit of $4 for the three months
     ended September 30, 1999 and $4 for the nine months
     ended September 30, 1999..............................              (4)                   (1)
    Gain on disposition of discontinued operations,
     net of income taxes of $4.............................                           6
                                                           --------------------------------------
    Net income (loss).....................................    $ 33     $  5      $  104    $  (11)
-------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                  JSCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             September 30,    December 31,
(In millions, except share data)                                                 2000             1999
============================================================================================================
Assets                                                                        (Unaudited)
Current assets
 Cash and cash equivalents................................................   $          18    $          11
 Receivables, less allowances of $10 in 2000 and $9 in 1999...............             358              396
 Inventories
   Work-in-process and finished goods.....................................             101               95
   Materials and supplies.................................................             128              139
                                                                             -------------------------------
                                                                                       229              234
 Refundable income taxes..................................................              35                7
 Deferred income taxes....................................................              29               42
 Prepaid expenses and other current assets................................              22               22
                                                                             -------------------------------
     Total current assets.................................................             691              712
Net property, plant and equipment.........................................           1,254            1,307
Timberland, less timber depletion.........................................               2                2
Goodwill, less accumulated amortization of $78 in 2000 and $72 in 1999....             200              205
Notes receivable from SSCC................................................             396              364
Other assets..............................................................             156              146
                                                                             -------------------------------
                                                                             $       2,699    $       2,736
============================================================================================================
Liabilities and Stockholder's Equity (Deficit)

Current liabilities
 Current maturities of long-term debt.....................................   $          10    $          12
 Accounts payable.........................................................             287              389
 Accrued compensation and payroll taxes...................................              87               88
 Interest payable.........................................................              55               30
 Other current liabilities................................................              92              152
                                                                             -------------------------------
     Total current liabilities............................................             531              671
Long-term debt, less current maturities...................................           1,567            1,624
Other long-term liabilities...............................................             252              253
Deferred income taxes.....................................................             480              423
Stockholder's deficit
 Common stock, par value $.01 per share; 1,000
  shares authorized and outstanding.......................................
Additional paid-in capital................................................           1,129            1,129
Retained earnings (deficit)...............................................          (1,260)          (1,364)
                                                                             -------------------------------
     Total stockholder's equity (deficit).................................            (131)            (235)
                                                                             -------------------------------
                                                                             $       2,699    $       2,736
============================================================================================================
See notes to consolidated financial statements.

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Nine months ended September 30, (In millions)                              2000          1999
====================================================================================================
Cash flows from operating activities
  Net income (loss)....................................................  $   104       $   (11)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities
      Gain on disposition of discontinued operations...................      (10)
      Depreciation, depletion and amortization.........................       90           100
      Amortization of deferred debt issuance costs.....................        5             8
      Deferred income taxes............................................       73           (29)
      Gain on sale of assets...........................................       (3)
      Non-cash employee benefit expense (income).......................      (13)           27
      Non-cash restructuring charge....................................                      6
      Change in current assets and liabilities,
        net of effects from acquisitions
          Receivables..................................................       38           (88)
          Inventories..................................................        5           (21)
          Prepaid expenses and other current assets....................       (1)          (23)
          Accounts payable and accrued liabilities.....................     (109)           85
          Interest payable.............................................      (16)          (16)
          Income taxes.................................................      (30)           15
      Other, net.......................................................                     (1)
                                                                         ---------------------------
  Net cash provided by operating activities............................      133            52
                                                                         ---------------------------
Cash flows from investing activities
  Property additions...................................................      (80)          (49)
  Proceeds from property disposals and sale of businesses..............        8             2
  Notes receivable from SSCC...........................................        7            20
                                                                         ---------------------------
  Net cash used for investing activities...............................      (65)          (27)
                                                                         ---------------------------
Cash flows from financing activities
  Net borrowings (repayments) of debt..................................      (64)          (40)
  Net borrowings under the accounts
    receivable securitization program..................................        3            17
                                                                         ---------------------------
  Net cash used for financing activities...............................      (61)          (23)
                                                                         ---------------------------
Increase in cash and cash equivalents..................................        7             2
Cash and cash equivalents
  Beginning of period..................................................       11            18
                                                                         ---------------------------
  End of period........................................................  $    18       $    20
====================================================================================================
See notes to consolidated financial statements.

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

                                      Container-
                                        board &       Folding
                                      Corrugated     Cartons &
                                      Containers     Boxboard      Reclamation      Other      Total
                                     -----------------------------------------------------------------
Three months ended Sept. 30,
----------------------------
  2000
  ----
  Revenues from external
     customers.....................     $  481         $239           $139          $  80      $  939
  Intersegment revenues............         13                          22              6          41
  Segment profit (loss)............         45           24              4            (16)         57

  1999
  ----
  Revenues from external
     customers.....................     $  444         $212           $130          $  69      $  855
  Intersegment revenues............         10                          35              4          49
  Segment profit (loss)............         59           15              6            (61)         19

Nine months ended Sept. 30,
---------------------------
  2000
  ----
  Revenues from external
     customers.....................     $1,453         $678           $477          $ 229      $2,837
  Intersegment revenues............         35                          99             17         151
  Segment profit (loss)............        163           61             22            (80)        166

  1999
  ----
  Revenues from external
     customers.....................     $1,256         $617           $296          $ 201      $2,370
  Intersegment revenues............         29                          91             17         137
  Segment profit (loss)............        130           49             10           (201)        (12)

The Company announced its plan to reorganize part of its packaging operations to reduce costs and enhance its marketing efforts. The Company will begin reporting its new segments in its internal reporting during the fourth quarter.

6. Summarized Financial Information JSC(U.S.)

The following summarized financial information is presented for JSC(U.S.), a wholly-owned subsidiary of the Company. Other wholly-owned subsidiaries of the Company, established in the third quarter of 1999, are not presented separately due to their insignificance to the Company as a whole.

Condensed Consolidated Balance Sheets

                                                                            September 30,   December 31,
                                                                                2000           1999
                                                                            -------------   ------------
Current assets..............................................................   $   702        $   716
Property, plant and equipment and timberlands, net..........................     1,254          1,309
Goodwill....................................................................       200            205
Other assets................................................................       470            430
                                                                               -------        -------
  Total assets..............................................................   $ 2,626        $ 2,660
                                                                               -------        -------

Current liabilities.........................................................   $   530        $   671
Long-term debt..............................................................     1,567          1,624
Other liabilities...........................................................       665            605
Stockholder's deficit
  Common stock..............................................................
  Additional paid-in capital................................................     1,124          1,124
  Retained deficit..........................................................    (1,260)        (1,364)
                                                                               -------        -------
  Total stockholder's deficit...............................................      (136)          (240)
                                                                               -------        -------
  Total liabilities and stockholder's deficit...............................  $  2,626        $ 2,660
                                                                               -------        -------

Condensed Consolidated Statements of Operations

                                                           Three months ended          Nine months ended
                                                              September 30,               September 30,
                                                           ------------------         -------------------
                                                            2000         1999          2000         1999
                                                           -----         ----         ------       ------
Net sales................................................. $ 939         $855         $2,837       $2,370
Cost and expenses.........................................   853          789          2,588        2,242
Interest expense, net.....................................    30           50             90          143
Other income, net.........................................     1            1              6            1
                                                           -----         ----         ------       ------
Income (loss) from continuing operations
  before income taxes.....................................    57           17            165          (14)
Benefit from (provision for) income taxes.................   (24)          (9)           (67)           3
Discontinued operations...................................                 (4)             6           (1)
                                                           -----         ----         ------       ------
Net income (loss)......................................... $  33         $  4         $  104       $  (12)
                                                           -----         ----         ------       ------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations

                                                            Three months ended        Nine months ended
(In millions)                                                  September 30,            September 30,
                                                            ------------------        ------------------
                                                             2000         1999          2000        1999
                                                            -----        -----        ------      ------
Net sales
   Containerboard and corrugated containers.............    $ 481        $ 444        $1,453      $1,256
   Folding cartons and boxboard.........................      239          212           678         617
   Reclamation..........................................      139          130           477         296
   Other operations.....................................       80           69           229         201
                                                            -----        -----        ------      ------
   Total operations.....................................    $ 939        $ 855        $2,837      $2,370
                                                            =====        =====        ======      ======

Profit (loss)
   Containerboard and corrugated containers.............    $  45        $  59        $  163      $  130
   Folding cartons and boxboard.........................       24           15            61          49
   Reclamation..........................................        4            6            22          10
   Other operations.....................................        8            7            22          24
                                                            -----        -----        ------      ------
   Total operations.....................................       81           87           268         213
   Restructuring charge.................................                    (1)                      (10)
   Interest expense, net................................      (27)         (48)          (82)       (141)
   Other, net...........................................        3          (19)          (20)        (74)
                                                            -----        -----        ------      ------
 Income (loss) from continuing operations
   before income taxes..................................    $  57        $  19        $  166      $  (12)
                                                            =====        =====        ======      ======

Net sales for the three months and nine months ended September 30, 2000 increased by 10% and 20%, respectively, compared to last year due primarily to higher average sales prices for containerboard and corrugated containers. While average sales prices were favorable to last year, operating profits for the three months ended September 30, 2000 declined by 7% due primarily to high levels of mill downtime taken for internal inventory management and maintenance and higher energy cost. Income from continuing operations before income taxes for the three months ended September 30, 2000 increased by $38 million compared to last year due primarily to lower interest cost and the effects of lower intercompany profit elimination and LIFO expense. For the nine months ended September 30, 2000, income from continuing operations before income taxes increased compared to last year by $178 million due primarily to higher operating profit, the effects of lower intercompany profit elimination and LIFO expense, lower interest cost and an expense in 1999 of $26 million related to the cashless exercise of SSCC stock options under the Jefferson Smurfit Corporation stock option plan. The increases (decreases) in net sales for each of the Company's segments are shown in the chart below.


(In millions)                              Container-
                                             board &      Folding
Increase (decrease)                        Corrugated    Cartons &                      Other
in net sales due to:                       Containers     Boxboard    Reclamation    Operations    Total
--------------------                       ----------    ---------    -----------    ----------    -----
Three months ended September 30,
2000 compared to 1999
---------------------
Sales price and product mix............       $ 53           $18          $ (5)          $ 3        $ 69
Sales volume...........................         (2)            9            16             9          32
Closed or sold facilities..............        (14)                         (2)           (1)        (17)
                                              ----          ----          ----           ---        ----
  Net increase.........................       $ 37           $27          $  9           $11        $ 84
                                              ====           ===          ====           ===        ====

Nine months ended September 30,
2000 compared to 1999
---------------------
Sales price and product mix............       $227           $42          $153           $14        $436
Sales volume...........................         22            19            33            18          92
Closed or sold facilities..............        (52)                         (5)           (4)        (61)
                                              ----          ----          ----           ---        ----
  Net increase.........................       $197           $61          $181           $28        $467
                                              ====           ===          ====           ===        ====

Containerboard and Corrugated Containers Segment
------------------------------------------------

Net sales of $481 million for the three months ended September 30, 2000 increased by 8% compared to last year and profits declined by $14 million to $45 million. The increase in net sales was due primarily to the impact of higher average sales prices for containerboard and corrugated containers. Net sales were negatively impacted by plant closures and the sale in October 1999 of Company timberlands. While the higher average sales prices were favorable to last year, profits decreased primarily as a result of the negative impact of the mill downtime taken for internal inventory management and maintenance and higher energy cost. Cost of goods sold as a percent of net sales increased to 83% for the three months ended September 30, 2000 compared to 81% for the same period last year due primarily to the effects of the high level of mill downtime.

On average, linerboard prices for the third quarter of 2000 were higher than last year by 12% and the average price of corrugated containers was higher by 13%. Containerboard production for the third quarter of 2000 declined 22% compared to last year due to the higher levels of downtime. Shipments of corrugated containers increased 1% compared to last year. Solid bleached sulfate ("SBS") prices increased 4% compared to last year and sales volume declined by 4%.

For the nine months ended September 30, 2000, net sales of $1,453 million increased by 16% compared to last year and profits improved by $33 million to $163 million. On average, linerboard prices were higher than last year by 18% and the average price of corrugated containers was higher by 20%.
Containerboard production for the nine months ended September 30, 2000 decreased 10% due to the downtime. Shipments of corrugated containers were comparable to last year. The average sales price of SBS increased 6% compared to last year while sales volume was lower by 2%. Profits increased due to the higher average sales prices, although the mill downtime and higher energy cost partially offset the sales price improvements. Cost of goods sold as a percent of net sales decreased to 82% for the nine months ended September 30, 2000 compared to 85% for the same period last year due primarily to the higher average sales prices.

Folding Cartons and Boxboard Segment
------------------------------------

Net sales of $239 million for the three months ended September 30, 2000 increased by 13% compared to last year and profits increased by $9 million to $24 million. The sales and profit increases were due primarily to higher average sales prices for folding cartons and boxboard and higher shipments of folding cartons. On average, boxboard sales prices were 14% higher and folding carton sales prices were 7% higher than last year. Folding carton shipments increased 5% compared to last year. Reclaimed fiber cost was comparable to last year. Cost of goods sold as a percent of net sales decreased to 83% for the three months ended September 30, 2000 compared to 85% for the same period last year due primarily to the higher sales prices.

For the nine months ended September 30, 2000 net sales of $678 million increased by 10% compared to last year and profit improved $12 million to $61 million. On average, boxboard sales prices were 11% higher and folding carton sales prices were 6% higher than last year. Folding carton shipments increased 2% and boxboard shipments increased 9% compared to last year. Increases in the cost of materials and higher converting costs partially offset the improvements in sales price and product mix. Cost of goods sold as a percent of net sales for the nine months ended September 30, 2000 was 84%, comparable to the same period last year.

Reclamation Segment
-------------------

Net sales of $139 million for the three months ended September 30, 2000 increased by 7% compared to last year due to higher sales volume. On average, reclaimed fiber prices were lower than last year due primarily to reduced demand for old corrugated containers ("OCC") resulting from the high level of mill downtime taken by the containerboard industry. Old newsprint ("ONP") prices, on the other hand, were higher than last year. Export shipments improved in the third quarter. Total tons of fiber reclaimed and brokered increased 3% compared to last year. Cost of goods sold as a percent of net sales increased to 92% for the three months ended September 30, 2000 compared to 89% for the same period last year due primarily to the lower average sales prices. As a result, profits for the three months ended September 30, 2000 decreased $2 million.

For the nine months ended September 30, 2000 net sales of $477 million increased 61% compared to last year. Reclaimed fiber prices for the nine months ended September 30, 2000 were higher than last year. Compared to last year, the average prices for OCC and ONP were higher by $20 per ton and $30 per ton, respectively. Total tons of fiber reclaimed and brokered increased 3% compared to last year. For the nine month period, profits improved from $10 million in 1999 to $22 million in 2000. Cost of goods sold as a percent of net sales increased to 91% for the nine months ended September 30, 2000 compared to 89% for the same period last year due primarily to higher wastepaper cost.

Other Operations
----------------

Other operations include the Company's specialty packaging and Cladwood(R) operations. Net sales of $80 million for the three months ended September 30, 2000 increased by 16% compared to last year due to improvements in sales price and product mix and sales volume. The closure in 1999 of a gravure cylinder plant partially offset the improvements in sales prices. Profits increased by $1 million.

For the nine months ended September 30, 2000 net sales of $229 million increased by 14% compared to last year due to the higher average sales prices and product mix and sales volume. Profits declined $2 million due primarily to the higher cost of reclaimed fiber.

Costs and Expenses
------------------

The Company's overall cost of goods sold as a percent of net sales for the three and nine month periods ended September 30, 2000 were each comparable to last year. The higher cost of reclaimed fiber and the effects of the high level of mill downtime in 2000 offset the effects of higher sales prices.

Selling and administrative expenses as a percent of net sales for the three months ended September 30 declined from 9% in 1999 to 7% in 2000, and for the nine months ended September 30 declined from 10% in 1999 to 8% in 2000. In each case, the decline was due primarily to the higher sales prices in 2000. For the nine months ended September 30, 1999, the expense included $26 million related to the cashless exercise of SSCC stock options under the Jefferson Smurfit Corporation stock option plan.

Interest expense, net for the three and nine month periods ended September 30, 2000 declined compared to last year due primarily to lower average outstanding debt levels in 2000. The Company's overall average effective interest rates for the three and nine month periods ended September 30, 2000 were higher than last year by 0.5%. Interest expense, net for the three and nine month periods ended September 30, 2000 included $13 million and $39 million, respectively, of interest income earned on the Company's intercompany loan to SSCC. Interest income was higher in 2000 compared to 1999 due to the higher intercompany loan balance, which accrues and compounds on a semiannual basis.

Benefit from (provision for) income taxes for the three month and nine month periods ended September 30, 2000 differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes.

Statistical Data

(In thousands of tons, except as noted)                 Three months ended            Nine months ended
                                                           September 30,                September 30,
                                                     -------------------------     ------------------------
                                                      2000               1999       2000              1999
                                                     ------             ------     ------            ------
Mill production:
   Containerboard...............................        312                401      1,064             1,184
   Solid bleached sulfate.......................         51                 50        146               141
   Recycled boxboard............................        188                186        571               561
Corrugated shipments (billion sq. ft.)..........        7.0                7.2       21.6              21.8
Folding carton shipments........................        154                147        445               434
Fiber reclaimed and brokered....................      1,705              1,648      5,036             4,869

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

Since the Stone Merger, through September 30, 2000, approximately $46 million (65%) of the cash expenditures were incurred, the majority of which related to severance and facility closure costs. The remaining exit liabilities for the Company as of September 30, 2000 of approximately $25 million will be funded through operations as originally planned.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2000, cash provided by operating activities of $133 million, proceeds of $7 million received from SSCC in partial repayment of its intercompany loan and proceeds of $8 million from property disposals were used primarily to fund property additions of $80 million and net repayment of debt of $61 million. Property additions include approximately $39 million of expenditures as planned under the Cluster Rule (as discussed in the JSCE 1999 10-K).

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

On October 26, 2000 the stockholders of Stone Container Corporation ("Stone") approved an Agreement and Plan of Merger among SSCC, SCC Merger Co. and Stone pursuant to which each share of issued and outstanding $1.75 Series E Cumulative Convertible Exchangeable Preferred Stock of Stone (the "Stone Preferred Stock") will be converted into the right to receive one share of $1.75 Series A Cumulative Convertible Exchangeable Preferred Stock of SSCC (the "SSCC Preferred Stock") plus a cash payment from SSCC equal to the accrued and unpaid dividends on each outstanding share of Stone Preferred Stock, less $0.12 to cover certain transaction related expenses. It is anticipated that the merger transaction will be completed on November 15, 2000, and that the cash payment per share of Stone Preferred Stock will be $6.4425, resulting in total cash payments by SSCC of approximately $30 million. Following the completion of the merger transaction, the holders of the SSCC Preferred Stock will be entitled to dividends of $0.4375 per quarter, payable in cash except in certain circumstances, with the first dividend to be paid on February 15, 2001. SSCC will fund the approximately $30 million cash portion of the merger consideration and future dividend payments on the SSCC Preferred Stock through an intercompany loan from the Company, which will be funded by cash from operations and borrowings under the JSC(US) Credit Agreement.

The Company expects that internally generated cash flows and existing financing resources will be sufficient for the next several years to meet its obligations, including debt service, restructuring payments, environmental expenditures relating to compliance with the Cluster Rule and other capital expenditures.
The Company expects to use any excess cash provided by operations to make further debt reductions. As of September 30, 2000, JSC(U.S.) had $517 million of unused borrowing capacity under the JSC(U.S.) Credit Agreement and $88 million of unused borrowing capacity under its $315 million accounts receivable securitization program, subject to JSC(U.S.)'s level of eligible accounts receivable.

Prospective Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 is required to be adopted effective January 1, 2001 for companies with fiscal years ending December 31, 2000. The Company is currently assessing what the impact of SFAS No. 133 will be on its earnings and financial position.

In 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements".
SAB 101 clarifies the basic principles of revenue recognition in existing generally accepted accounting principles. SAB 101 is required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company anticipates no effect on income from operations or financial position from the adoption of SAB 101.

In September 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 implementation is consistent with the requirements of SAB 101. The Company intends to adopt EITF 00-10 in the fourth quarter and reclassify shipping and handling costs from net sales. The reclassification will have no effect on income from operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

For a discussion of certain market risks related to the Company, See Part II,
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the JSCE 1999 10-K.

Interest Rate Risk

The Company's earnings and cash flows are significantly affected by the amount of interest on its indebtedness. No significant change has occurred in the Company's exposure to such risk for the nine months ended September 30, 2000.

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

10.1 Third Amendment of Amended and Restated Credit Agreement dated as of March 22, 2000, among SSCC, JSCE, Inc., JSC(U.S.) and the banks party thereto (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.2 Fourth Amendment of Amended and Restated Credit Agreement dated as of July 31, 2000, among SSCC, JSCE, Inc., JSC(U.S.) and the banks party thereto (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

27.1     Financial Data Schedule.

b) Reports on Form 8-K.

         None

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       JSCE, Inc.
                                            --------------------------------
                                                      (Registrant)



Date:  November 9, 2000                         /s/  Paul K. Kaufmann
       -----------------                    --------------------------------
                                                      Paul K. Kaufmann
                                                     Vice President and
                                                    Corporate Controller
                                             (Principal Accounting Officer)