Form 10-K
period 2000-12-31
JSCE INC
filed 2001-03-13
CIK 727742

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2000 or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to_________

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

                                 ____________


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No___
    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of January 31, 2001, none of the registrant's voting stock was held by non-affiliates.

The number of shares outstanding of the registrant's common stock as of January 31, 2001: 1,000

DOCUMENTS INCORPORATED BY REFERENCE:

                                               Part of Form 10-K Into Which
Document                                         Document is Incorporated
--------                                         ------------------------
                                                           None

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted thereby.

                                  JSCE, Inc.
                          Annual Report on Form 10-K
                                December 31, 2000

                                TABLE OF CONTENTS

PART I                                                                                             Page No.
Item 1.   Business.....................................................................................  2
Item 2.   Properties...................................................................................  7
Item 3.   Legal Proceedings............................................................................  7

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................  9
Item 6.   Selected Financial Data...................................................................... 10
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations........ 11
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk................................... 18
Item 8.   Financial Statements and Supplementary Data.................................................. 20
Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure......... 46

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................. 46

FORWARD-LOOKING STATEMENTS
Except for the historical information container in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part 1, Item 1, "Business - Environmental Compliance", under Part I, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends," and similar expressions, as they relate to JSCE, Inc. or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include among others, the following:

 . the impact of general economic conditions where we do business;
 . general industry conditions, including competition and product and raw material prices;
 . fluctuations in exchange rates and currency values;
 . capital expenditure requirements;
 . interest rates;
 . legislative or regulatory requirements;
 . fluctuations in energy prices;
 . access to capital markets; and
 . other factors described in this document.

Our actual results, performance or achievement could differ materially from those expressed in, or implied by these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

                                    PART I

ITEM 1. BUSINESS
        --------

Unless the context otherwise requires, "we", "us", "our" or JSCE refers to the business of JSCE, Inc. and its subsidiaries.

GENERAL
-------

JSCE, Inc., a Delaware corporation, is an integrated producer of containerboard, corrugated containers and other packaging products. We conduct all of our business operations through our wholly-owned subsidiary Jefferson Smurfit Corporation (U.S.), a Delaware corporation. Jefferson Smurfit (U.S.) has extensive operations throughout the United States. For the year ended December 31, 2000, net sales were $3,867 million and net income was $151 million.

We are a wholly-owned subsidiary of Smurfit-Stone Container Corporation, a Delaware corporation. Smurfit-Stone is a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through two wholly-owned subsidiaries: JSCE and Stone Container Corporation, a Delaware corporation.

PRODUCTS
--------

Our operations are organized by industry segments: 1) Containerboard and Corrugated Containers, 2) Consumer Packaging and 3) Reclamation. For financial information relating to the segments, see the information set forth in Note 14 in the Notes to Consolidated Financial Statements.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

Sales for the Containerboard and Corrugated Container segment in 2000 were $2,080 million (including $47 million of intersegment sales). This segment includes four paper mills, 46 container plants and a wood products plant located in the United States, one container plant located in Mexico and one container plant located in Puerto Rico. In addition, we own 63% of a medium paper mill located in New Hampshire. The primary products of the Containerboard and Corrugated Containers segment include:

 . corrugated containers;
 . containerboard; and
 . solid bleached sulfate.

JSCE offers a full range of high quality corrugated containers designed to protect, ship, store and display products and satisfy customers' merchandising and distribution needs. Corrugated containers are sold to a broad range of manufacturers of consumable goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. JSCE, along with its affiliates, has the most complete line of graphic capabilities in the industry, including flexographic and lithographic preprint, colored and coated substrates, lithographic labels and high resolution post print. In addition, we offer a complete line of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck(R) recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts.

Production for the paper mills, including our proportionate share of the affiliate mill, and sales volume for the corrugated container facilities for the last three years were:

                                                         2000    1999    1998
                                                         ----    ----    ----
Tons produced (in thousands)
   Containerboard...................................... 1,433   1,592   1,978
   Solid bleached sulfate..............................   190     189     185
Corrugated containers sold (in billion sq. ft.)........  28.7    29.1    29.9

Our containerboard mills produce a full line of containerboard, which, for 2000, included 878,000 tons of unbleached kraft linerboard, 275,000 tons of white top linerboard and 280,000 tons of recycled medium. The containerboard mills and corrugated container operations are highly integrated, with the majority of the containerboard production used internally by our corrugated container operations or by Stone Container's corrugated container operations. In 2000, the container plants consumed 1,876,000 tons of containerboard.

We also produce solid bleached sulfate, some of which is consumed internally by the folding carton plants. In addition, another containerboard mill produces uncoated recycled boxboard, which is consumed by consumer packaging plants.

CONSUMER PACKAGING SEGMENT

Sales for the Consumer Packaging segment in 2000 were $1,043 million (including $26 million of intersegment sales). This segment includes seven paper mills, 17 folding carton plants and nine other converting plants located in the United States. The primary products of our Consumer Packaging segment include:

 . folding cartons;
 . coated recycled boxboard;
 . uncoated recycled boxboard;
 . paper, foil and heat transfer labels; and . rotogravure cylinders.

Folding cartons are used primarily to protect customers' products, while providing point of purchase advertising. We offer a full range of carton styles appropriate to nearly all carton end uses. The folding carton plants offer extensive converting capabilities, including sheet and web lithographic, rotogravure and flexographic printing and laminating. The folding carton plants also provide a full line of structural and graphic design services tailored to specific technical requirements, as well as photography for packaging, sales promotion concepts and point of purchase displays. Converting capabilities include gluing, tray forming, windowing, waxing and laminating, plus other specialties. The customer base is made up primarily of producers of packaged foods, beverages, fast food, detergents, paper, pharmaceuticals and cosmetics. Our customers range from local accounts to large national accounts.

All of our boxboard is made from 100 percent reclaimed fiber. Production for the coated and uncoated boxboard mills and sales volume for the folding carton facilities for the last three years were:

                                                         2000    1999    1998
                                                         ----    ----    ----

Tons produced (in thousands)
   Coated boxboard.....................................   590     581     582
   Uncoated boxboard...................................   126     118     128
Folding cartons sold (tons, in thousands)..............   561     549     507

Our coated boxboard mills produce the broadest range of recycled grades in the industry, including clay-coated newsback, kraftback and whiteback, as well as waxable and laminated grades. The coated boxboard mills and folding carton operations are highly integrated, with the majority of the coated boxboard production used internally by the folding carton operations. In 2000, the folding carton and lamination plants consumed 561,000 tons of recycled boxboard and solid bleached sulfate, representing an integration level of approximately 68%.

Our uncoated boxboard production is used primarily in the manufacture of paper tube and core products. Uncoated boxboard products include reclaimed fiber drum stock, tube stock, bending chip, shoe boxboard, partitions and electrostatic disapative board (PROTECH(R)).

We produce paper and metallized paper labels and DI-NA-CAL(R) heat transfer labels which are used in a wide range of industrial and consumer product applications. DI-NA-CAL(R) is a proprietary labeling system that applies high-speed heat transfer labels to plastic containers. We also produce specialized laminations of film, foil and paper and high-quality rotogravure cylinders. We have a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries.

RECLAMATION SEGMENT

Our reclamation operations procure fiber resources for Smurfit-Stone's paper mills as well as for other producers. We operate reclamation facilities throughout the United States that collect, sort, grade and bale recovered paper. We also collect aluminum and glass. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to Smurfit-Stone's recycled paper mills and other producers on a regional and national contract basis. Brokerage contracts provide bulk purchasing, resulting in lower prices and cleaner recovered paper. Many of the reclamation facilities are located close to Smurfit-Stone's recycled paper mills, ensuring availability of supply with minimal shipping costs. Domestic tons of recovered paper collected for 2000, 1999 and 1998 were 6,768,000, 6,560,000 and 5,155,000, respectively. Sales of recycled materials in 2000 were $726 million (including $121 million of intersegment sales).

OTHER NON-REPORTABLE SEGMENTS

Specialty Packaging
We produce paper tubes and cores, solid fiber partitions and flexible packaging products at 22 locations in the United States and one plant in Canada. Paper tubes and cores are used primarily for paper, film and foil, yarn carriers and other textile products and furniture components. Solid fiber partitions are used by customers in the pharmaceutical, cosmetics, glass container, automotive and medical supply industries. In addition, our contract packaging plant provides custom contract packaging services, including cartoning, bagging, liquid-filling or powder-filling and high-speed overwrapping. In 2000, sales of specialty packaging products were $205 million (including $9 million of intersegment sales).

Cladwood(R)
Cladwood(R) is a wood composite panel used by the housing industry, manufactured from sawmill shavings and other wood residuals and overlaid with recycled newsprint. Cladwood(R) is produced at two locations in Oregon. Sales for Cladwood(R) in 2000 were $16 million.

FIBER RESOURCES
---------------

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our paper products. We satisfy the majority of our need for wood fiber through purchases on the open market or under supply agreements. We satisfy essentially all of our need for reclaimed fiber through our reclamation operations and our nationwide brokerage system.

Wood fiber and reclaimed fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Conservation regulations have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber have occasionally caused tight supplies of reclaimed fiber and, at those times, we have experienced an increase in the cost of such fiber. While we have not experienced any significant difficulty in satisfying our need for wood fiber and reclaimed fiber, we can give no assurances that this will continue to be the case for any or all of our mills.

MARKETING
---------

Our marketing strategy is to sell a broad range of paper-based packaging products to marketers of industrial and consumer products. In managing the marketing activities of our paperboard mills, we seek to meet the quality and service needs of the customers at our package converting plants at the most efficient cost, while balancing those needs against the demands of our open market customers. Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high volume sales of commodity products.

We seek to serve a broad customer base for each of our segments and as a result serve thousands of accounts. Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. We complement our local plants' marketing and service capabilities with regional and national design and service capabilities. We also maintain national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant because of production capacity and equipment requirements.

Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a materially adverse effect on our business.

COMPETITION
-----------

The markets in which we sell our principal products are highly competitive and comprised of many participants. Although no single company is dominant, we do face significant competitors in each of our businesses. Our competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which we compete are particularly sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

BACKLOG
-------

Demand for our major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are not a significant factor in the industry. We do not have a significant backlog of orders as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT
------------------------

Our research and development center, located in Carol Stream, Illinois, uses state-of-the-art technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. The technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services.

We actively pursue applications for patents on new inventions and designs and attempt to protect our patents against infringement. Nevertheless, we believe our success and growth are more dependent on the quality of our products and our relationships with customers, than on the extent of our patent protection. We hold or are licensed to use certain patents, licenses, trademarks and trade names on products. However, we do not consider the successful continuation of any material aspect of our business to be dependent upon such intellectual property.

EMPLOYEES
---------

We had approximately 14,100 employees at December 31, 2000, of which approximately 13,900 were employees of U.S. operations. Of the domestic employees, approximately 8,700 (63%) are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

 . the Brewton, Alabama mill, expiring in October 2002 and . the Fernandina Beach, Florida mill, expiring in June 2003.

We believe our employee relations are generally good. We are currently in the process of bargaining with unions representing production employees at a number of our operations. While the terms of these agreements may vary, we believe the material terms of our collective bargaining agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered by such agreements.

ENVIRONMENTAL COMPLIANCE
------------------------

Our operations are subject to extensive environmental regulation by federal, state and local authorities. In the past, we have made significant capital expenditures to comply with water, air, solid and hazardous waste and other environmental laws and regulations. We expect to make significant expenditures in the future for environmental compliance. Because various environmental standards are subject to change, it is difficult to predict with certainty the amount of capital expenditures that will ultimately be required to comply with future standards.

In particular, the United States Environmental Protection Agency (EPA) has finalized significant parts of its comprehensive rule governing the pulp, paper and paperboard industry, known as the "Cluster Rule". Compliance with this rule has required and will continue to require substantial expenditures. We have spent approximately $70 million (of which approximately $55 million was spent in 2000) for capital projects to comply with the initial portions of the Cluster Rule and anticipate additional spending of approximately $13 million in 2001 to complete these projects. Additional portions of the Cluster Rule, some of which are not yet finalized, could require up to $15 million in capital expenditures over the next several years. The remaining cost of complying with the regulations cannot be predicted with certainty until the remaining portions of the Cluster Rule are finalized.

In addition to Cluster Rule compliance, we also anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $3 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, management is of the opinion, based on current information, that compliance with environmental standards will not adversely affect our competitive position.

ITEM 2.  PROPERTIES
         ----------

We maintain manufacturing facilities and sales offices throughout North America. Our facilities are properly maintained and equipped with machinery suitable for their use. Our manufacturing facilities as of December 31, 2000 are summarized below.

                                              Number of Facilities      State
                                         ---------------------------
                                           Total   Owned    Leased    Locations
                                         -------- ------- ----------  ---------
United States
    Paper mills.........................     11      11                    8
    Corrugated container plants.........     46      34       12          21
    Consumer packaging plants...........     26      20        6          11
    Specialty packaging plants..........     23       5       18          16
    Reclamation plants..................     26      17        9          15
    Cladwood(R)plants...................      2       2                    1
    Wood products plant.................      1       1                    1
                                           ----    ----     ----
    Sub-total...........................    135      90       45          30

Canada and Other North America
    Corrugated container plants.........      2       2                  N/A
    Specialty packaging plant...........      1       1                  N/A
    Reclamation plant...................      1                1         N/A
                                           ----    ----     ----
Total...................................    139      93       46         N/A

The paper mills represent approximately 57% of our investment in property, plant and equipment. The approximate annual tons of productive capacity of our paper mills, including our proportionate share of the affiliate's productive capacity, at December 31, 2000 were:

                                                                Annual Capacity
                                                                ---------------
                                                                (in thousands)

    Containerboard.............................................      1,641
    Solid bleached sulfate.....................................        200
    Coated and uncoated boxboard...............................        782
                                                                   -------
    Total......................................................      2,623

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

LITIGATION
----------

Our subsidiary, Smurfit Newsprint Corporation, is a party to a Settlement Agreement to implement a nationwide class action settlement of claims involving Cladwood(R), a composite wood siding product manufactured by Smurfit Newsprint that has been used primarily in the construction of manufactured or mobile homes. The class action claimants alleged that Cladwood(R) siding on their homes prematurely failed. The settlement was reached in connection with a class action pending in King County, Washington and also resolved all other pending class actions. Pursuant to the settlement, Smurfit Newsprint paid $20 million into a settlement fund, plus up to approximately $6.5 million of administrative costs, plaintiffs' attorneys' fees, and class representative payments. Smurfit Newsprint retained a reversionary interest in a portion of the settlement fund and, based on this interest, obtained a return of $10 million from the fund in 2000 in exchange for the posting of a letter of credit in the same amount. The claims period is scheduled to expire in February 2002. We do not believe we will incur liabilities in excess of the established reserves for this matter.

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1,1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The Federal Multidistrict Litigation Panel has ordered all of the complaints to be transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania. We believe we have meritorious defenses and are vigorously defending these cases.

We are a defendant in a number of lawsuits and claims arising out of the conduct of its business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, our management believes the resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

ENVIRONMENTAL MATTERS
---------------------

Federal, state and local environmental requirements are a significant factor in our business. We employ processes in the manufacture of paperboard and other products, which result in various discharges, emissions, and wastes. These processes are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. We operate and expect to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions, and wastes.

We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Our relative percentage of waste deposited at a majority of these sites is quite small. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for the investigation and/or remediation of certain company-owned properties.

Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. We believe that our liability for these matters was adequately reserved at December 31, 2000.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

MARKET INFORMATION
------------------

We are a wholly-owned subsidiary of Smurfit-Stone, and therefore, all of our outstanding common stock is owned by Smurfit-Stone. As a result, there is no established public market for our common stock.

DIVIDENDS ON COMMON STOCK
-------------------------

We have not paid cash dividends on our common stock in either 2000 or 1999. In the future, we intend to pay dividends to Smurfit-Stone to the extent necessary to fund, in the aggregate amount of approximately $2 million per quarter, the dividend obligations of Smurfit-Stone to the holders of the 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock of Smurfit-Stone. Our ability to pay dividends in the future is restricted by certain provisions contained in Jefferson Smurfit (U.S.)'s credit agreement and the indentures relating to Jefferson Smurfit (U.S.)'s outstanding indebtedness, which we guarantee. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

 ITEM 6.  SELECTED FINANCIAL DATA
          -----------------------

(In millions, except statistical data)
---------------------------------------------------------------------------------------------------------------------
                                                                  2000      1999(a)     1998        1997       1996
---------------------------------------------------------------------------------------------------------------------
Summary of Operations(b)
Net sales(c)................................................   $ 3,867     $ 3,413   $ 3,155     $ 3,060    $ 3,218
Income (loss) from operations(d)............................       342         226       (78)        176        333
Income (loss) from continuing operations before
  extraordinary item and cumulative effect of
  accounting change.........................................       146         276      (171)        (19)        80
Discontinued operations, net of income tax provision........         6           6        27          20         37
Net income (loss)...........................................       151         272      (160)          1        112

---------------------------------------------------------------------------------------------------------------------
Other Financial Data
Net cash provided by operating activities...................   $   247     $   103   $   117     $    88    $   380
Net cash provided by (used for) investing activities........      (129)        829      (595)       (175)      (133)
Net cash provided by (used for) financing activities........      (108)       (939)      484          87       (262)
Depreciation, depletion and amortization....................       120         134       134         127        125
Capital investments and acquisitions........................       116          69       265         191        129
Working capital, net........................................       104          41       145          71         34
Property, plant, equipment and timberland, net..............     1,262       1,309     1,760       1,788      1,720
Total assets................................................     2,667       2,736     3,174       2,771      2,688
Long-term debt..............................................     1,529       1,636     2,570       2,040      1,944
Stockholder's deficit.......................................       (84)       (235)     (538)       (374)      (375)

--------------------------------------------------------------------------------------------------------------------
Statistical Data (tons in thousands)
Containerboard production (tons)............................     1,433       1,592     1,978       2,024      2,061
Solid bleached sulfate production (tons)....................       190         189       185         190        189
Coated boxboard production (tons)...........................       590         581       582         585        538
Uncoated boxboard production (tons).........................       169         165       175         176        213
Corrugated containers sold (billion sq. ft.)................      28.7        29.1      29.9        31.7       30.0
Folding cartons sold (tons).................................       561         549       507         463        449
Fiber reclaimed and brokered (tons).........................     6,768       6,560     5,155       4,832      4,464
Number of employees.........................................    14,100      14,400    15,000      15,800     15,800

 (a) We recorded a pretax gain of $407 million on the sale of our timberlands in 1999.

 (b) Our subsidiary, Smurfit Newsprint, completed its exit from the newsprint business in May 2000. Accordingly, the newsprint operations are presented as a discontinued operation for all periods.

 (c) Net sales for all periods have been restated to comply with the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Previously, we recognized shipping and handling costs as a reduction to net sales. Shipping and handling costs are now included in cost of goods sold. The effect of this reclassification increased net sales and cost of goods sold from previously reported amounts by $118 million in 1999, $112 million in 1998, $103 million in 1997 and $109 million in 1996. The reclassification had no effect on income from operations.

 (d) In connection with the Stone Container merger, we recorded pretax charges of $310 million in the fourth quarter of 1998, including $257 million of restructuring charges, $30 million for settlement of our Cladwood(R) litigation and $23 million of merger-related costs. We recorded an additional restructuring charge of $9 million in 1999 in connection with the merger.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

GENERAL
-------

Market conditions and demand for containerboard and corrugated containers, our primary products, have historically been subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability.

Market conditions were generally weak in 1997 and 1998 due primarily to excess capacity within the industry. During the second half of 1998, the containerboard industry took market related downtime, resulting in a significant reduction in inventory levels. In addition, several paper companies, including JSCE, permanently shut down paper mill operations approximating 6% of industry capacity. The balance between supply and demand for containerboard improved as a result of the shutdowns and inventories were reduced. Corrugated container shipments for the industry were strong in 1999, increasing approximately 2% compared to 1998. As a result of these developments, linerboard prices rose $90 per ton in 1999, and increased an additional $50 per ton in February 2000. Domestic economic growth slowed in the second half of 2000. This slowdown, in addition to a weak export market, exerted downward pressure on containerboard demand. In order to maintain a balance between supply and demand, the industry took extensive market related downtime in 2000. In January 2001, sluggish corrugated demand resulted in a $15 per ton decline in linerboard pricing to $465 per ton. We do not expect a recovery in demand for corrugated containers until the U.S. economy strengthens.

Market conditions in the folding carton and boxboard mill industry, which were weak in 1998, strengthened in the second half of 1999 and continued to improve in 2000. With demand improving, sales price increases were implemented in the fourth quarter of 1999 and the second quarter of 2000. On average, prices were higher in 2000 compared to 1999. Industry shipments of folding cartons in 2000 increased 3% compared to 1999 although mill operating rates and production were lower.

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our products. Demand for reclaimed fiber, which was weak in 1998, grew stronger in 1999 primarily as a result of strong export demand. Reclaimed fiber prices rose in 1999, but declined in the second half of 2000 due primarily to lower demand brought about by the extensive market related downtime taken by containerboard mills as described above. The price of old corrugated containers, commonly known as OCC, the principal grade used in recycled containerboard mills, was higher in 2000 compared to 1999 by approximately 8%. Wood fiber prices declined 4% in 2000 compared to 1999.

MERGER AND RESTRUCTURING
------------------------

On November 18, 1998, a wholly-owned subsidiary of Smurfit-Stone merged with Stone Container. In connection with the merger, we restructured our operations. The most significant elements of the restructuring for Jefferson Smurfit (U.S.) included the permanent closure of three paper mills, having approximately 700,000 tons of containerboard capacity, and eight additional facilities. During the fourth quarter of 1998, we recorded pretax charges of $257 million for restructuring costs and $23 million for merger-related costs. The restructuring charge included, among other things, adjustments to fair value of property, plant and equipment associated with the permanent closure of certain facilities and establishment of liabilities for the termination of certain employees and long-term commitments. As part of our continuing evaluation of all areas of our business in connection with the merger, we recorded an additional restructuring charge of $9 million in 1999.

The restructuring of our operations in connection with the merger was completed in 2000. Annualized synergy savings in excess of $350 million have been achieved by Smurfit-Stone primarily as a result of optimization of the combined manufacturing systems of Jefferson Smurfit (U.S.) and Stone Container, purchasing leverage and reduction of selling and administrative costs.

Since the merger date, through December 31, 2000, JSCE has incurred approximately $48 million (68%) of the planned cash expenditures to close facilities and to pay severance and other exit liabilities. The exit liabilities remaining as of December 31, 2000 consisted of $23 million of anticipated cash expenditures. Future cash outlays, principally for long-term commitments, are anticipated to be $4 million in 2001, $3 million in 2002 and $16 million thereafter. The remaining cash expenditures will continue to be funded through operations as originally planned.

RESULTS OF OPERATIONS
---------------------

Segment Data
(In millions)                                                 2000                  1999                 1998
                                                      -------------------   ------------------    ------------------
                                                        Net      Profit/      Net     Profit/       Net     Profit/
                                                       Sales     (Loss)      Sales    (Loss)       Sales    (Loss)
                                                      -------    ------     -------   ------      -------   ------
Containerboard and corrugated containers..........    $ 2,033    $  220     $ 1,818   $  195      $ 1,776   $  135
Consumer packaging................................      1,017        99         951       91          912      103
Reclamation.......................................        605        26         452       17          275        4
Other operations..................................        212        13         192       16          192       12
                                                      -------    ------     -------   ------      -------   ------
Total operations..................................    $ 3,867       358     $ 3,413      319      $ 3,155      254
                                                      =======               =======               =======
Restructuring charges.............................                                        (9)                 (257)
Interest expense, net.............................                 (103)                (175)                 (196)
Other, net........................................                  (10)                 327                   (80)
                                                                 ------               ------                ------
Income (loss) from continuing operations
 before income taxes, extraordinary item
 and cumulative effect of accounting change.......               $  245               $  462                $ (279)
                                                                 ======               ======                ======

Other, net includes corporate expenses, intracompany profit elimination and LIFO expense, goodwill amortization, corporate charges to segments for working capital interest, gains or losses on asset sales and other expenses not allocated to segments.

2000 COMPARED TO 1999
---------------------

Improvements in containerboard and other markets in 2000 were the primary reasons for the increases in net sales and operating profits. Net sales increased 13% compared to 1999 and operating profits increased 12%. Other, net, which included a $407 million gain on sale of assets in 1999, declined by $337 million. Other, net was favorably impacted by lower intracompany profit elimination and LIFO expense and an expense in 1999 of $26 million related to the cashless exercise of Smurfit-Stone stock options under the Jefferson Smurfit Corporation stock option plan. Interest expense, net decreased by $72 million compared to 1999 due to lower levels of debt outstanding. The increases (decreases) in net sales for each of our segments are shown in the chart below.

Income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change declined compared to last year due primarily to the gain recorded in 1999 on the sale of assets. Net income in 2000 was $151 million compared to $272 million in 1999.

(In millions)                                                      2000 Compared to 1999
                                       -------------------------------------------------------------------------------
                                       Containerboard
                                       & Corrugated           Consumer                          Other
                                          Containers         Packaging      Reclamation      Operations       Total
                                       --------------        ---------      -----------      ----------       -----
Increase (decrease) in net
sales due to:
  Sales prices and product mix......        $  263            $   55           $  104          $  17          $ 439
  Sales volume......................            18                15               70              3            106
  Closed facilities.................           (66)               (4)             (21)                          (91)
                                            ------            ------           ------          -----          -----
Net increase........................        $  215            $   66           $  153          $  20          $ 454
                                            ======            ======           ======          =====          =====

Containerboard and Corrugated Containers Segment
Net sales for 2000 increased by 12% compared to last year and profits improved by $25 million to $220 million. Market conditions were stronger in the first half of the year, enabling us to implement a linerboard price increase on February 1, followed by corresponding price increases for corrugated containers. Although shipments grew weaker as the year progressed, we were able to maintain the price increases achieved earlier in the year. On average, corrugated container prices improved 16% compared to last year and linerboard was higher by 17%. Solid bleached sulfate prices also increased during the year and, on average, were 6% higher than last year.

Production of containerboard declined 10% compared to 1999 and corrugated container shipments declined 1%. The containerboard volume declined as a result of higher levels of market related downtime. Corrugated container sales volume decreased as a result of plant closures and weaker demand in the second half of the year. Solid bleached sulfate production increased 1% compared to last year.

Profits increased due to the higher average sales prices, although market related downtime and higher cost of energy and fiber partially offset the sales price improvements. Cost of goods sold as a percent of net sales increased from 82% in 1999 to 83% in 2000 due primarily to the increased market related downtime and the sale of our timberland operations.

Consumer Packaging Segment
Net sales for 2000 increased by 7% compared to 1999 due to higher sales prices and an increase in shipments. For the year, on average, coated boxboard sales prices were 8% higher than 1999 and folding carton sales prices were 6% higher. Uncoated boxboard sales prices were 10% higher than 1999. Sales volume of folding cartons increased 2% compared to 1999. Production of coated boxboard increased 2% compared to 1999 and production of uncoated boxboard increased 7%.

Profits improved 9% compared to last year due primarily to the improvement in sales prices. An increase in reclaimed fiber cost and higher energy cost partially offset the improvement in pricing. Profits in the label operations declined compared to last year due to competitive pricing and increases in raw material cost. Cost of goods sold as a percent of net sales was 83% in 2000, unchanged from 1999.

Reclamation Segment
Net sales for 2000 increased 34% compared to 1999 due to higher sales prices and an increase in third party shipments. Demand for OCC was strong in the first half of 2000, but weakened in the second half as more paper mills took downtime to manage their inventories. Prices were higher in the first half of the year as a result of the strong demand. On average for 2000, OCC prices increased 8% and old newsprint prices increased 47% compared to last year. An increase in the cost of reclaimed fiber partially offset the improvement in sales price. Profits increased $9 million compared to 1999 due primarily to the higher sales prices and volume and lower employee compensation cost. Cost of goods sold as a percent of net sales increased from 89% in 1999 to 91% in 2000 due primarily to the higher cost of reclaimed fiber.

Other Operations
Net sales for 2000 increased 10% compared to 1999 due primarily to higher sales prices. Profits in 2000 declined $3 million to $13 million compared to 1999 due primarily to lower sales volume.

Costs and Expenses
Cost of goods sold in the Consolidated Statements of Operations for 2000 as a percent of net sales of 84% was comparable to 1999. The favorable effects of higher sales prices, lower intracompany profit elimination and LIFO expense were offset by the higher cost of energy and reclaimed fiber and the effects of the higher level of market related downtime in 2000.

Selling and administrative expenses as a percent of net sales declined from 9% in 1999 to 7% in 2000, primarily as a result of the higher sales prices in 2000.

Interest expense, net in 2000 declined compared to 1999 due primarily to lower average outstanding debt levels. The overall average effective interest rate for 2000 was higher than 1999 by 0.4%. Interest expense, net for 2000 included $57 million of interest income earned on our intercompany loan to Smurfit-Stone compared to $52 million earned in 1999.

Other, net in the Consolidated Statements of Operations for 2000 declined $405 million due primarily to a gain of $407 million recorded in 1999 on the sale of our timberlands.

The effective income tax rate in 2000 differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes. For information concerning income taxes, see Liquidity and Capital Resources and Note 7 of the Notes to Consolidated Financial Statements.

Discontinued Operations
In February 1999, we adopted a formal plan to sell the operating assets of our subsidiary, Smurfit Newsprint. Accordingly, the newsprint operations of Smurfit Newsprint were accounted for as a discontinued operation for all periods presented in the Consolidated Statements of Operations. In November 1999, we sold our Newberg, Oregon newsprint mill for approximately $211 million. In May 2000, we transferred ownership of the Oregon City, Oregon newsprint mill to a third party, thereby completing our exit from the newsprint business. We received no proceeds from the transfer. The 1999 results of discontinued operations included the realized gain on the sale of the Newberg mill, an expected loss on the transfer of the Oregon City mill, the actual results from the measurement date through December 31, 1999 and the estimated losses on the Oregon City mill through the expected disposition date. In 2000, we recorded a $6 million after-tax gain to reflect adjustments to estimates made in 1999 on disposition of discontinued operations.

1999 COMPARED TO 1998
---------------------

Net sales for 1999 were higher than 1998 by 8% due primarily to higher sales volumes and improvements in sales prices. Operating profits for 1999 were $65 million higher than 1998 due primarily to the higher sales prices. Other, net in 1999 improved $407 million compared to 1998 due primarily to gains recorded on sale of assets. Other, net in 1999 included higher intracompany profit elimination and LIFO expense compared to 1998 and $26 million of expense related to the cashless exercise of Smurfit-Stone stock options under the Jefferson Smurfit Corporation stock option plan. Other, net in 1998 included $30 million for the class action settlement of certain litigation and $23 million of other merger-related cost. The increases (decreases) in net sales for each of our segments are shown in the chart below.

The improvement in income from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change of $741 million was due primarily to higher operating profits, lower restructuring charges and the gain on sale of assets. Net income in 1999 was $272 million compared to a net loss of $160 million in 1998.

(In millions)                                            1999 Compared to 1998
                                    ------------------------------------------------------------------
                                    Containerboard
                                    & Corrugated     Consumer                      Other
                                      Containers    Packaging    Reclamation    Operations     Total
                                    --------------  ---------    -----------    ----------     -----
Increase (decrease) in net
sales due to:
  Sales prices and product mix...       $  74         $  (13)      $   35        $   (4)       $   92
  Sales volume...................          48             52          160             4           264
  1998 acquisition...............          26                                                      26
  Closed facilities..............        (106)                        (18)                       (124)
                                        -----         ------        -----        ------        ------
Net increase.....................       $  42         $   39        $ 177        $    0        $  258
                                        =====         ======        =====        ======        ======

Containerboard and Corrugated Containers Segment
Net sales for 1999 increased by 2% compared to 1998. The benefit from the improvement in sales prices was partially offset by plant closures resulting from the Stone Container merger. Profits in 1999 improved by $60 million compared to 1998 due primarily to the higher sales prices and the effects of the merger. We were able to implement two price increases for containerboard in 1999, totaling $90 per ton for linerboard and $130 per ton for medium. On average, linerboard and corrugated container prices increased 8% and 9%, respectively, compared to 1998. The increase in corrugated prices reflects the price increases implemented and our strategy to rationalize customer mix. Solid bleached sulfate prices were lower than 1998 by 3%.

Containerboard production of 1,592,000 tons in 1999 declined compared to 1998 due primarily to the permanent shutdown of three Jefferson Smurfit (U.S.) containerboard mills. Production for 1999 was favorably impacted by the acquisition of a containerboard machine from Jefferson Smurfit Group plc in November 1998. Production of solid bleached sulfate was higher than 1998 by 2%. Corrugated container sales volume declined compared to 1998 by 4% due primarily to plant closures and the rationalization of customer mix. Cost of goods sold as a percent of net sales decreased from 86% in 1998 to 82% in 1999 due primarily to higher sales prices, plant shutdowns and cost saving initiatives undertaken in connection with the merger.

Consumer Packaging Segment
Net sales for 1999 increased by 4% compared to 1998 while profits decreased by $12 million. The sales increase was due primarily to higher sales volume of folding cartons, which increased by 9% compared to 1998. Production of coated boxboard was comparable to 1998. On average, coated boxboard sales prices were lower than 1998 by 9% and folding carton sales prices were comparable to 1998. Production of uncoated boxboard decreased 8% and, on average, uncoated boxboard sales prices declined 8% compared to 1998. Profits declined compared to 1998 due primarily to the lower sales prices for coated and uncoated boxboard and higher reclaimed fiber cost. Cost of goods sold as a percent of net sales increased from 81% in 1998 to 83% in 1999 due primarily to the effect of lower sales prices and higher reclaimed fiber costs.

Reclamation Segment
Net sales for 1999 increased 64% compared to 1998 due primarily to higher sales volume resulting from the merger and higher sales prices. Compared to 1998, the average price of OCC increased approximately 11% and the total tons of fiber reclaimed and brokered increased 27% due to the additional fiber requirements resulting from the merger. Profits increased $13 million compared to 1998 due primarily to higher sales prices. Cost of goods sold as a percent of net sales for 1999 was comparable to 1998.

Other Operations
Other operations include specialty packaging and Cladwood(R) operations. Net sales in 1999 were comparable to 1998 and profits increased by $4 million to $16 million due primarily to the specialty packaging operations.

Costs and Expenses
Cost of goods sold for 1999 increased compared to 1998 due primarily to costs associated with the increase in sales of the reclamation segment, the addition of the paperboard machine in our Fernandina Beach, Florida paperboard mill and higher LIFO expense. Cost of goods sold in 1999 was favorably impacted by the plant closures in 1998. Overall cost of goods sold as a percent of net sales in 1999 was comparable to 1998.

Selling and administrative expenses as a percent of net sales decreased from 10% in 1998 to 9% in 1999. Selling and administrative expenses for 1999 included expense of $26 million related to the cashless exercise of Smurfit-Stone stock options under the Jefferson Smurfit Corporation stock option plan. In 1998, we expensed $30 million for the class action settlement of certain litigation and $23 million of other merger-related cost.

Interest expense, net in 1999 declined compared to 1998. Interest expense, net includes interest income, which consists primarily of interest earned on our intercompany loan made to Smurfit-Stone in November 1998 in connection with the merger. Interest income was $52 million for 1999 compared to $6 million in 1998. While our average debt level for 1999 was higher compared to 1998 due primarily to borrowings related to the merger, the higher level of interest income more than offset the increase in interest expense. Our overall average effective interest rate in 1999 was comparable to 1998.

Other, net for 1999 included a gain of $407 million on the sale of our timberlands.

The effective income tax rate in 1999 differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

General
In 2000, net cash provided by operating activities of $247 million and proceeds of $8 million from the sale of assets were used to fund property additions of $116 million, an increase in the intercompany loan to Smurfit-Stone of $21 million and net debt payments of $108 million.

On November 15, 2000, pursuant to an Agreement and Plan of Merger among Smurfit-Stone, SCC Merger Co. and Stone Container, approximately 4.6 million shares of $1.75 Series E Preferred Stock of Stone Container were converted into approximately 4.6 million shares of 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock of Smurfit-Stone. In addition, a cash payment of $6.4425 per share, totaling approximately $30 million, was made by Smurfit-Stone to the holders of the Stone Container Preferred Stock. The cash payment was equal to the accrued and unpaid dividends on each share of the Stone Container Preferred Stock, less $0.12 per share to cover certain transaction related expenses. Smurfit-Stone funded the approximately $30 million cash portion of the Preferred Stock exchange consideration through an intercompany loan from the company.

Financing Activities
On March 9, 2001, we amended the Jefferson Smurfit (U.S.) accounts receivable securitization program to (i) reduce the total program size from $315 million to $229 million and (ii) extend the final maturity from February 2002 to February 2004.

Jefferson Smurfit (U.S.)'s bank credit facility contains various business and financial covenants including, among other things, limitations on dividends, redemptions and repurchases of capital stock, limitations on the incurrence of indebtedness, limitations on capital expenditures and maintenance of certain financial covenants. The bank credit facility also requires prepayments if Jefferson Smurfit (U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness. Jefferson Smurfit (U.S.) generated excess cash flow of approximately $59 million in 2000. The obligations under the bank credit facility are unconditionally guaranteed by us and certain of our subsidiaries. The obligations under the bank credit facility are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.). Such restrictions, together with our highly leveraged position, could restrict our corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

We expect that internally generated cash flows and existing financing resources will be sufficient for the next several years to meet our ordinary course obligations, including debt service, restructuring payments, expenditures under the Cluster Rule and capital expenditures. We intend to hold capital expenditures below our annual depreciation levels for the next several years. Scheduled debt payments are $10 million in 2001 and $172 million in 2002, with increasing amounts thereafter. We expect to use any excess cash flows provided by operations to make further debt reductions. As of December 31,

2000, we had $498 million of unused borrowing capacity under the bank credit facility and $88 million of unused borrowing capacity under our $315 million accounts receivable securitization program, subject to Jefferson Smurfit (U.S.)'s level of eligible accounts receivable.

Income Tax Matters
At December 31, 2000, we had approximately $51 million of net operating loss carryforwards for U.S. federal income tax purposes that expire in 2018 and 2019 with a tax value of $18 million, and approximately $20 million of net operating loss carryforwards for state purposes that expire in the years 2001 through 2020. A valuation allowance of $10 million has been established for a portion of these deferred tax assets. In addition, we had approximately $41 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

Environmental Matters
Our operations are subject to extensive environmental regulation by federal, state and local authorities in the United States. We have made, and expect to continue to make, significant capital expenditures to comply with water, air, solid and hazardous waste and other environmental laws and regulations. Capital expenditures for environmental control equipment and facilities were approximately $15 million in 1999 and $56 million in 2000. We anticipate that environmental capital expenditures will approximate $14 million in 2001. The majority of the expenditures in 2000 and 2001 relate to projects required to comply with the Cluster Rule. In November 1997, the EPA issued the Cluster Rule, which made existing requirements for discharge of wastewater under the Clean Water Act more stringent and imposed new, more stringent requirements on air emissions under the Clean Air Act for the pulp and paper industry. Although portions of the Cluster Rule are still not fully promulgated, we currently believe we may be required to make additional capital expenditures of up to $15 million during the next several years in order to meet the requirements of the new regulations. Also, additional operating expenses will be incurred as capital installations required by the Cluster Rule are put into service.

In addition, we are from time to time subject to litigation and governmental proceedings regarding environmental matters in which compliance action and injunctive and/or monetary relief are sought. We have been named as a PRP at a number of sites, which are the subject of remedial activity under CERCLA or comparable state laws. Although we are subject to joint and several liability imposed under CERCLA, at most of the multi-PRP sites there are organized groups of PRPs and costs are being shared among PRPs. Payments related to cleanup at existing and former operating sites and CERCLA sites were not material to our liquidity during 2000. Future environmental regulations may have an unpredictable adverse effect on our operations and earnings, but they are not expected to adversely affect our competitive position.

Although capital expenditures for environmental control equipment and facilities and compliance costs in future years will depend on engineering studies and legislative and technological developments which cannot be predicted at this time, such costs could increase as environmental regulations become more stringent. Environmental expenditures include projects that, in addition to meeting environmental concerns, may yield certain benefits to us in the form of increased capacity and production cost savings. In addition to capital expenditures for environmental control equipment and facilities, other expenditures incurred to maintain environmental regulatory compliance (including any remediation costs) represent ongoing costs to us.

Effects of Inflation
Although inflation has slowed in recent years, it is still a factor in the economy and we continue to seek ways to mitigate its impact. In 2000, energy resources were tight in certain areas of the United States and prices of natural gas and purchased electricity escalated dramatically. Our paper mills are large users of energy and we attempt to mitigate these cost increases through hedging programs and supply contracts. With the exception of energy costs, inflationary increases in operating costs have been moderate during the last three years and have not had a material impact on our financial position or operating results.

We use the last-in, first-out method of accounting for approximately 82% of our inventories. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs. On the other hand, depreciation charges represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

Prospective Accounting Standards
In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in the years beginning after June 15, 2000. We will adopt Statement No. 133 effective January 1, 2001. The statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on our derivative positions at December 31, 2000, we estimate that upon adoption, we will record an asset for the fair value of existing derivatives of approximately $4 million and a corresponding reduction in cost of goods sold.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Interest Rate Risk
Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Management's objective is to protect JSCE from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. We do not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no derivative contracts outstanding at December 31, 2000.

The table below presents principal amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 5 of the Notes to Consolidated Financial Statements.

Short and Long-Term Debt
Outstanding as of December 31, 2000

                                                                                              There                  Fair
(in millions)                                     2001      2002     2003     2004     2005   -after      Total      Value
----------------------------------------------------------------------------------------------------------------------------
Bank term loans and revolver
  8.71% average interest rate (variable).....    $        $   50   $   50    $  75   $  126   $   56   $    357   $    355
Accounts receivable securitization
  6.63% average interest rate (variable).....                 15      212                                   227        227
Senior notes
  10.35% average interest rate (fixed).......                100      500      287                          887        893
Industrial revenue bonds
  7.33% average interest rate (fixed)........                           4                         24         28         28
Other........................................        10        7        5        1        1        6         30         30
                                                 ---------------------------------------------------------------------------
Total debt...................................    $   10   $  172   $  771    $ 363   $  127   $   86   $  1,529   $  1,533
                                                 ===========================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

Index to Financial Statements:                                                              Page No.
                                                                                            --------
     Management's Responsibility for Financial Statements....................................   21
     Report of Independent Auditors..........................................................   22
     Consolidated Balance Sheets--December 31, 2000 and 1999.................................   23
     For the years ended December 31, 2000, 1999 and 1998:
          Consolidated Statements of Operations..............................................   24
          Consolidated Statements of Stockholder's Equity (Deficit)..........................   25
          Consolidated Statements of Cash Flows..............................................   26
     Notes to Consolidated Financial Statements..............................................   27

The following consolidated financial statement schedule is included in Item 14(a):

     II.  Valuation and Qualifying Accounts and Reserves.....................................   45

All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of JSCE is responsible for the information contained in the consolidated financial statements and in other parts of this report. The consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States appropriate in the circumstances and necessarily include certain amounts based on management's best estimate and judgment.

We maintain a system of internal accounting control, which we believe is sufficient to provide reasonable assurance that in all material respects transactions are properly authorized and recorded, financial reporting responsibilities are met and accountability for assets is maintained. In establishing and maintaining any system of internal control, judgment is required to assess and balance the relative costs and expected benefits. Management believes that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures, JSCE has an effective and responsive system of internal accounting controls. The system is monitored by our staff of internal auditors, who evaluate and report to management on the effectiveness of the system.





/s/ Ray M. Curran
----------------------------------
Ray M. Curran
President and Chief Executive Officer




/s/ Paul K. Kaufmann
----------------------------------
Paul K. Kaufmann
Vice President and Corporate Controller
(Principal Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

Board of Directors
JSCE, Inc.

We have audited the accompanying consolidated balance sheets of JSCE, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JSCE, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 1998 JSCE changed its method of accounting for start-up costs.


                                                  /s/ Ernst & Young LLP
                                                  ---------------------
                                                  Ernst & Young LLP


St. Louis, Missouri
January 29, 2001
except for paragraph 8 of Note 5, as to which the date is March 9, 2001

                                  JSCE, INC.
                          CONSOLIDATED BALANCE SHEETS


December 31,  (In millions, except share data)                                           2000            1999
-------------------------------------------------------------------------------------------------------------
Assets

Current assets
  Cash and cash equivalents.......................................................   $     21        $     11
  Receivables, less allowances of $9 in 2000 and $9 in 1990.......................        342             396
  Inventories
    Work-in-process and finished goods............................................         93              95
    Materials and supplies........................................................        124             139
                                                                                     ------------------------
                                                                                          217             234
  Refundable income taxes.........................................................          7               7
  Deferred income taxes...........................................................          5              42
  Prepaid expenses and other current assets.......................................         20              22
                                                                                     ------------------------
      Total current assets........................................................        612             712
Net property, plant and equipment.................................................      1,262           1,309
Goodwill, less accumulated amortization of $79 in 2000 and $72 in 1999............        198             205
Notes receivable from SSCC........................................................        439             364
Other assets......................................................................        156             146
                                                                                     ------------------------
                                                                                     $  2,667        $  2,736
=============================================================================================================
Liabilities and Stockholder's Deficit

Current liabilities
  Current maturities of long-term debt............................................   $     10        $     12
  Accounts payable................................................................        312             389
  Accrued compensation and payroll taxes..........................................         88              88
  Interest payable................................................................         27              30
  Other current liabilities.......................................................         71             152
                                                                                     ------------------------
      Total current liabilities...................................................        508             671
Long-term debt, less current maturities...........................................      1,519           1,624
Other long-term liabilities.......................................................        236             253
Deferred income taxes.............................................................        488             423
Stockholder's equity (deficit)
  Common stock, par value $.01 per share; 1,000
    shares authorized, issued and outstanding.....................................
  Additional paid-in capital......................................................      1,129           1,129
  Retained earnings (deficit).....................................................     (1,213)         (1,364)
                                                                                     ------------------------
      Total stockholder's equity (deficit)........................................        (84)           (235)
                                                                                     ------------------------
                                                                                     $  2,667        $  2,736
=============================================================================================================

See notes to consolidated financial statements.

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



Year Ended December 31, (In millions)                                                    2000            1999             1998
------------------------------------------------------------------------------------------------------------------------------
Net sales..........................................................................  $  3,867         $ 3,413          $ 3,155
Costs and expenses
   Cost of goods sold..............................................................     3,250           2,871            2,654
   Selling and administrative expenses.............................................       275             307              322
   Restructuring charges...........................................................                         9              257
                                                                                     -----------------------------------------
     Income (loss) from operations.................................................       342             226              (78)
Other income (expense)
   Interest expense, net...........................................................      (103)           (175)            (196)
   Other, net......................................................................         6             411               (5)
                                                                                     -----------------------------------------
     Income (loss) from continuing operations before
        income taxes, extraordinary item and
        cumulative effect of accounting change.....................................       245             462             (279)
Benefit from (provision for) income taxes..........................................       (99)           (186)             108
                                                                                     -----------------------------------------
   Income (loss) from continuing operations before extraordinary
     item and cumulative effect of accounting change...............................       146             276             (171)
Discontinued operations
   Income from discontinued operations
     net of income taxes of $1 in 1999 and $17 in 1998.............................                         2               27
   Gain on disposition of discontinued operations
     net of income taxes of $4 in 2000 and $2 in 1999..............................         6               4
                                                                                     -----------------------------------------
        Income (loss) before extraordinary item and
          cumulative effect of accounting change...................................       152             282             (144)
Extraordinary item
   Loss from early extinguishment of debt, net of income
     tax benefit of $0 in 2000, $6 in 1999 and $9 in 1998..........................        (1)            (10)             (13)
Cumulative effect of accounting change
   Start-up costs, net of income tax benefit of $2.................................                                         (3)
                                                                                     -----------------------------------------
     Net income (loss).............................................................  $    151         $   272          $  (160)
==============================================================================================================================

See notes to consolidated financial statements.

                                  JSCE, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)


(In millions, except share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                               Common Stock
                                                              --------------                               Accumulated
                                                              Number    Par     Additional   Retained         Other
                                                                of     Value,    Paid-In     Earnings     Comprehensive
                                                              Shares    $.01     Capital     (Deficit)    Income (Loss)    Total
                                                              -------------------------------------------------------------------
Balance at January 1, 1998...................................  1,000    $         $ 1,102    $ (1,476)    $                $ (374)

Comprehensive income (loss)
   Net loss..................................................                                    (160)                       (160)
   Other comprehensive income (loss), net of tax
     Minimum pension liability adjustment....................                                                     (4)          (4)
                                                              -------------------------------------------------------------------
       Comprehensive income (loss)...........................                                    (160)            (4)        (164)
                                                              -------------------------------------------------------------------
Balance at December 31, 1998.................................  1,000                1,102      (1,636)            (4)        (538)

   SSCC stock option exercises...............................                          26                                      26
   SSCC capital contribution.................................                           1                                       1
Comprehensive income
   Net income................................................                                     272                         272
   Other comprehensive income (loss), net of tax
     Minimum pension liability adjustment....................                                                      4            4
                                                              -------------------------------------------------------------------
       Comprehensive income..................................                                     272              4          276
                                                              -------------------------------------------------------------------
Balance at December 31, 1999.................................  1,000                1,129      (1,364)                       (235)

Comprehensive income
   Net income................................................                                     151                         151
                                                              -------------------------------------------------------------------
       Comprehensive income..................................                                     151                         151
                                                              -------------------------------------------------------------------
Balance at December 31, 2000.................................  1,000    $         $ 1,129    $ (1,213)    $                $  (84)
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




Year Ended December 31, (In millions)                                                     2000         1999            1998
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)...................................................................   $   151       $  272         $  (160)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
    Gain on disposition of discontinued operations..................................       (10)          (2)
    Extraordinary loss from early extinguishment of debt............................         1           16              22
    Cumulative effect of accounting change for start-up costs.......................                                      5
    Depreciation, depletion and amortization........................................       120          134             134
    Amortization of deferred debt issuance costs....................................         7           10               8
    Deferred income taxes...........................................................       104          154             (92)
    Gain on sale of assets..........................................................                   (407)
    Non cash employee benefit (income) expense......................................       (21)          30               5
    Non cash restructuring charge...................................................                      4             179
    Change in current assets and liabilities
        Receivables.................................................................        54         (100)              8
        Inventories.................................................................        17          (15)              3
        Prepaid expenses and other current assets...................................         2          (13)             (1)
        Accounts payable and accrued liabilities....................................      (117)          64             (16)
        Interest payable............................................................       (59)         (46)             (4)
        Income taxes................................................................        (3)          12             (16)
    Other, net......................................................................         1          (10)             42
                                                                                       ------------------------------------
  Net cash provided by operating activities.........................................       247          103             117
                                                                                       ------------------------------------
Cash flows from investing activities
  Property additions................................................................      (116)         (69)           (265)
  Notes receivable from SSCC........................................................       (21)          25            (336)
  Proceeds from property and timberland
    disposals and sale of businesses................................................         8          873               6
                                                                                       ------------------------------------
  Net cash provided by (used for) investing activities..............................      (129)         829            (595)
                                                                                       ------------------------------------
Cash flows from financing activities
  Borrowings under bank credit facilities...........................................                                  1,441
  Net borrowings (repayments) under accounts
  receivable securitization program.................................................         3           15              (1)
  Payments of long-term debt........................................................      (111)        (954)           (921)
  Deferred debt issuance costs......................................................                                    (35)
                                                                                       ------------------------------------
  Net cash provided by (used for) financing activities...,,.........................      (108)        (939)            484
                                                                                       ------------------------------------
Increase (decrease) in cash and cash equivalents....................................        10           (7)              6
Cash and cash equivalents
  Beginning of year.................................................................        11           18              12
                                                                                       ------------------------------------
  End of year.......................................................................   $    21       $   11         $    18
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                  JSCE, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Tabular amounts in millions)


1.   Significant Accounting Policies

Basis of Presentation: JSCE, Inc., hereafter referred to as the "Company," is a wholly owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"), formerly known as Jefferson Smurfit Corporation ("JSC"). On November 18, 1998, a subsidiary of JSC was merged with Stone Container Corporation ("Stone"), an action hereafter referred to as the "Merger," and Stone became a subsidiary of SSCC. The Company owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is a guarantor of the senior unsecured indebtedness of JSC(U.S.). The Company has no operations other than its investment in JSC(U.S.). JSC(U.S.) has extensive operations throughout the United States.

The deficit in stockholder's equity is primarily due to SSCC's 1989 purchase of JSC(U.S.)'s common equity owned by Jefferson Smurfit Group plc ("JS Group") and the acquisition by JSC(U.S.) of its common equity owned by the Morgan Stanley Leveraged Equity Fund I, L.P., which were accounted for as purchases of treasury stock.

Nature of Operations: The Company's major operations are in containerboard and corrugated containers, consumer packaging, specialty packaging and reclaimed fiber resources. In February 1999, the Company announced its intention to divest its newsprint subsidiary, and accordingly, its newsprint segment is accounted for as a discontinued operation (See Note 9). The Company transferred ownership of the Oregon City, Oregon, newsprint mill to a third party in May 2000, thereby completing its exit from the newsprint business.

The Company's paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers, folding cartons and industrial packaging at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Customers and operations are principally located in the United States. Credit is extended to customers based on an evaluation of their financial condition.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $18 million and $3 million were pledged at December 31, 2000 and 1999, as collateral for obligations associated with the accounts receivable securitization program (See Note 5).

Revenue Recognition: In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 further defines the basic principles of revenue recognition and was adopted by the Company on October 1, 2000. The Company recognizes revenue at the time products are shipped to external customers. The adoption of SAB No. 101 did not have a material effect on the 2000 financial statements.

Shipping and Handling Costs: During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Previously, the Company recognized shipping and handling costs as a reduction to net sales. Effective with the adoption of SAB No. 101 on October 1, 2000,

EITF 00-10 requires shipping and handling costs to be included in cost of goods sold. Accordingly, shipping and handling costs have been reclassified to cost of goods sold for all periods presented. The effect of adopting EITF 00-10 increased net sales and cost of goods sold from previously reported amounts by $118 million in 1999 and $112 million in 1998.

Inventories: Inventories are valued at the lower of cost or market under the last-in, first-out ("LIFO") method except for $39 million in 2000 and 1999 which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $65 million and $52 million at December 31, 2000 and 1999, respectively.

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

Transfers of Financial Assets: The Company accounts for transfers of financial assets in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, financial assets transferred to qualifying special purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gain or loss on sale of financial assets depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are generally not available for retained interests, so the Company generally estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions. The Company has complied with the disclosure requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, effective March 31, 2001, and more clearly defines the accounting standards for transfers of financial assets (See Note 4).

Employee Stock Options: The Company's employees participate in SSCC's stock-based plans. Accounting for stock-based plans is in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (See Note 10).

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

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 2000 presentation.

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

Prospective Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company, effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on the Company's derivative positions at December 31, 2000, the Company estimates that upon adoption it will record an asset for the fair value of existing derivatives of approximately $4 million and a corresponding reduction in cost of goods sold.


2.  Merger and Restructurings

During the fourth quarter of 1998, in connection with SSCC's Merger with Stone, the Company recorded a restructuring charge of $257 million related to the permanent shutdown of certain containerboard mill operations and related facilities formerly operated by JSC(U.S.), the termination of certain JSC(U.S.) employees, and liabilities for lease commitments at the closed JSC(U.S.) facilities. The containerboard mill facilities were permanently shut down on December 1, 1998. The assets at these facilities were adjusted to their estimated fair value, less cost to sell, based upon appraisals. The sales and operating income of these mill facilities in 1998 prior to closure were $209 million and $9 million, respectively. The terminated employees included approximately 700 employees at these mills and 50 employees in the Company's corporate office. These employees were terminated in December 1998.

During 1999, the Company permanently closed eight additional facilities, which resulted in approximately 400 employees being terminated. A $14 million restructuring charge was recorded related to these closures. The sales and operating loss of these facilities in 1999 prior to closure were $32 million and $7 million, respectively. The 1999 adjustments include a reduction to 1998 exit liabilities of $5 million and a reclassification of pension liabilities of $12 million.

The following is a summary of the restructuring liabilities recorded:


                              Write-down of
                              Property and                       Lease       Pension      Facility
                              Equipment to                      Commit-      Curtail-     Closure
                               Fair Value         Severance      ments         ments       Costs      Other     Total
                             ------------------------------------------------------------------------------------------
Opening balance                    $ 179             $ 27         $ 21          $  9        $ 13      $  8      $ 257
    Payments                                           (3)          (1)                       (3)                  (7)
    Adjustments                     (179)                                                                        (179)
                             ------------------------------------------------------------------------------------------
Balance at
December 31,1998                                       24           20             9          10         8         71

    Charge                             4                4                          3           1         2         14
    Payments                                          (26)          (3)                       (3)       (3)       (35)
    Adjustments                       (4)                                        (12)                   (5)       (21)
                             ------------------------------------------------------------------------------------------
Balance at
December 31, 1999                                       2           17                         8         2         29

    Payments                                           (2)          (3)                                 (1)        (6)
                             ------------------------------------------------------------------------------------------
Balance at
December 31, 2000                  $                $             $ 14          $           $  8       $ 1      $  23
                             ------------------------------------------------------------------------------------------

Future cash outlays are anticipated to be $4 million in 2001, $3 million in 2002, $3 million in 2003, and $13 million thereafter.

The Company recorded $23 million of Merger-related charges as selling and administrative expenses during the fourth quarter of 1998. These charges pertained to professional management fees to achieve operating efficiencies from the Merger, fees for management personnel changes and other Merger costs.


3.  Net Property, Plant and Equipment

Net property, plant and equipment at December 31 consists of:

                                                               2000      1999
                                                          ----------------------
Land.....................................................   $   52      $   57
Buildings and leasehold improvements.....................      245         247
Machinery, fixtures and equipment........................    1,788       1,762
Construction in progress.................................       52          40
                                                          ----------------------
                                                             2,137       2,106
Less accumulated depreciation and amortization..........      (875)       (797)
                                                          ----------------------
Net property, plant and equipment.......................    $1,262      $1,309
                                                          ----------------------

Depreciation and depletion expense was $113 million, $127 million and $127 million for 2000, 1999 and 1998, respectively. Property, plant and equipment include capitalized leases of $57 million and $58 million and related accumulated amortization of $36 million and $30 million at December 31, 2000 and 1999, respectively.

4.  Timberland Sale and Note Monetization

The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance $485 million in the form of installment notes.

The Company entered into a program to monetize the installment notes receivable. The notes were sold to Timber Notes Holdings, a qualified special purpose entity under the provisions of SFAS No. 125, for $430 million cash proceeds and a residual interest in the notes. The transaction has been accounted for as a sale under SFAS No. 125. The cash proceeds from the sale and the monetization transactions were used to prepay borrowings under the JSC(U.S.) Credit Agreement. The residual interest included in other assets was $37 million and $33 million at December 31, 2000 and 1999, respectively. The key economic assumption used in measuring the residual interest at the date of the monetization was the rate at which the residual cash flows were discounted (9%). At December 31, 2000, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which residual cash flows were discounted (9%) was $2 million and $4 million, respectively.

The gain of $407 million on the timberland sale and the related note monetization program is included in other, net in the 1999 consolidated statements of operations.


5.  Long-Term Debt

Long-term debt as of December 31 is as follows:


                                                                         2000         1999
                                                                   ---------------------------
Bank Credit Facilities
Tranche A Term Loan (8.3% weighted average variable rate),
  payable in various installments through March 31, 2005...........   $   275     $   275
Tranche B Term Loan (10.1% weighted average variable rate),
  payable in various installments through March 31, 2006...........        65         115
Revolving Credit Facility (10.0% weighted average
  variable rate), due March 31, 2005...............................        17          50

Accounts Receivable Securitization Program Borrowings
Accounts receivable securitization program borrowings (6.6%
  weighted average variable rate), due in February 2002............       227         224

Senior Unsecured Notes
11.25% Series A unsecured senior notes, due May 1, 2004............       287         300
10.75% Series B unsecured senior notes, due May 1, 2002............       100         100
9.75% Senior Notes, due April 1, 2003..............................       500         500

Other Debt
Other (including obligations under capitalized leases
  of $27 million and $34 million)..................................        58          72
                                                                    ---------------------
Total debt.........................................................     1,529       1,636
Less current maturities............................................       (10)        (12)
                                                                    ---------------------
Long-term debt.....................................................   $ 1,519     $ 1,624
                                                                    ---------------------

The amounts of total debt outstanding at December 31, 2000 maturing during the next five years are as follows:

              2001.....................................  $    10
              2002.....................................      172
              2003.....................................      771
              2004.....................................      363
              2005.....................................      127
              Thereafter...............................       86

Bank Credit Facilities
JSC(U.S.) has a bank credit facility (the "JSC(U.S.) Credit Agreement") consisting of a $550 million revolving credit facility ("Revolving Credit Facility") of which up to $150 million may consist of letters of credit, and two senior secured term loans (Tranche A and Tranche B) aggregating $340 million at December 31, 2000. The JSC(U.S.) Credit Agreement was entered into in March 1998, and the net proceeds were used to repay the 1994 term loans and Revolving Credit Facility. The write-off of related deferred debt issuance costs, totaling $13 million (net of income tax benefits of $9 million) for 1998, is reflected in the accompanying consolidated statements of operations as an extraordinary item.

A commitment fee of 0.375% per annum is assessed on the unused portion of the Revolving Credit Facility. At December 31, 2000, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $498 million.

On March 22, 2000, JSC(U.S.) and its bank group amended the JSC(U.S.) Credit Agreement to (i) permit the acquisition of St. Laurent Paperboard Inc. by SSCC and (ii) approve the divestiture of the Oregon City newsprint mill.

On October 15, 1999, JSC(U.S.) and its bank group amended the JSC(U.S.) Credit Agreement to (i) permit the sale of the timberlands and the Newberg newsprint mill, (ii) permit the cash proceeds from these asset sales to be applied as prepayments against the JSC(U.S.) Credit Agreement, (iii) permit certain prepayments of other indebtedness, and (iv) ease certain quarterly financial covenants for 1999 and 2000. The proceeds from the timberland sale and the Newberg newsprint mill were used to reduce the balance of the Tranche A and Tranche B term loans. The write-off of related deferred debt issuance costs, totaling $10 million (net of income tax benefits of $6 million) for 1999, is reflected in the accompanying consolidated statements of operations as an extraordinary item.

The JSC(U.S.) Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The JSC(U.S.) Credit Agreement also requires prepayments if JSC(U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness. As a result of excess cash flow in 2000, JSC(U.S.) is required to make a $59 million prepayment on the Tranche A term loan prior to March 31, 2001. The Company intends to either fund the $59 million prepayment with available borrowings under the Revolving Credit Facility or amend the JSC(U.S.) Credit Agreement, and therefore it is classified as long term debt.

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

Accounts Receivable Securitization Program Borrowings
JSC(U.S.) has a $315 million accounts receivable securitization program (the "Securitization Program") which provides for the sale of certain of the Company's trade receivables to a wholly owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"). The accounts receivable purchases are financed through the issuance of commercial paper or through borrowings under a revolving liquidity facility and a $15 million term loan. Under the Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents and trade accounts receivable. The Company has $88 million available for additional borrowing at December 31, 2000, subject to eligible accounts receivable.

Under the current program, liquidation requirements were to begin in December 2001. On March 9, 2001, the Securitization Program was amended to (i) reduce the borrowings available through the issuance of commercial paper or under the Revolving Credit Facility from $300 million to $214 million and (ii) extend the final maturity on these borrowings from February 2002 to February 2004. The $15 million term loan remains outstanding with a February 2002 maturity date, bringing the total program size to $229 million. As a result, all debt under the Securitization Program is classified as long term.

Senior Unsecured Notes
The 11.25% Series A unsecured senior notes are redeemable in whole or in part at the option of JSC(U.S.), at any time on or after May 1, 2000 with a premium of 2.813% of the principal amount and after May 1, 2001 at par. The 10.75% Series B unsecured senior notes and the 9.75% Senior Notes are not redeemable prior to maturity. Holders of the JSC(U.S.) Senior Notes have the right, subject to certain limitations, to require JSC(U.S.) to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change in control or, in certain events, from proceeds of major asset sales, as defined.

The Senior Notes, which are unconditionally guaranteed on a senior basis by the Company, rank pari passu with the JSC(U.S.) Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the JSC(U.S.) Credit Agreement.

Other
Interest costs capitalized on construction projects in 2000, 1999 and 1998 totaled $4 million, $3 million and $2 million, respectively. Interest payments on all debt instruments for 2000, 1999 and 1998 were $157 million, $214 million and $184 million, respectively.


6.  Leases

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expense) under operating leases having initial or remaining noncancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

           2001.............................................  $  33
           2002.............................................     27
           2003.............................................     24
           2004.............................................     21
           2005.............................................     17
           Thereafter.......................................     40
                                                              -----
            Total minimum lease payments...................   $ 162
                                                              -----

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $49 million, $50 million and $54 million for 2000, 1999 and 1998, respectively.


7.  Income Taxes

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:


                                                                              2000        1999
                                                                          --------------------
Deferred tax liabilities
  Property, plant and equipment and timberland...........................   $ (404)     $ (399)
  Inventory..............................................................      (27)        (20)
  Prepaid pension costs..................................................      (31)        (31)
  Timber installment sale................................................     (129)       (129)
  Other..................................................................     (109)        (82)

                                                                          --------------------
    Total deferred tax liabilities.......................................     (700)       (661)
                                                                          --------------------

Deferred tax assets
  Employee benefit plans.................................................       79          91
  Net operating loss, alternative minimum tax and tax credit
    carryforwards........................................................       79         148
  Minimum pension liability..............................................        2           2
  Restructuring..........................................................        7           7
  Other..................................................................       60          42
                                                                          --------------------
    Total deferred tax assets............................................      227         290
  Valuation allowance for deferred tax assets............................      (10)        (10)
                                                                          --------------------
    Net deferred tax assets..............................................      217         280
                                                                          --------------------

    Net deferred tax liabilities.........................................   $ (483)     $ (381)
                                                                          --------------------

At December 31, 2000, the Company had approximately $51 million of net operating loss carryforwards for U.S. federal income tax purposes that expire in 2018 and 2019, with a tax value of $18 million. Further, the Company had net operating loss carryforwards for state purposes with a tax value of $20 million, which expire from 2001 through 2020. A valuation allowance of $10 million has been established for a portion of these deferred tax assets. The Company had approximately $41 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

Benefit from (provision for) income taxes on income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change is as follows:

                                                                              2000       1999     1998
                                                                           ----------------------------
Current
  Federal...............................................................    $  (6)     $ (10)    $   9l
  State and local.......................................................       (1)                    3
                                                                           ----------------------------
  Total current benefit (expense).......................................       (7)       (10)        12

Deferred
  Federal...............................................................      (78)      (147)        88
  State and local.......................................................      (14)       (29)         8
                                                                           ----------------------------
  Total deferred benefit (expense)......................................      (92)      (176)        96

                                                                           ----------------------------
  Total benefit from (provision for) income taxes.......................    $ (99)     $(186)    $  108
                                                                            ---------------------------

The Company's benefit from (provision for) income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of accounting change as follows:

                                                                              2000       1999     1998
                                                                           ----------------------------
U.S. federal income tax benefit (provision) at
  federal statutory rate................................................    $ (86)     $(162)    $   99
Permanent differences from applying purchase
  accounting............................................................       (2)        (3)        (3)
Other permanent differences.............................................       (1)        (2)        (2)
State income taxes, net of federal income tax effect....................      (10)       (19)       (12)
Effect of valuation allowances on deferred tax
  assets, net of federal benefit........................................                              1
Other...................................................................                              1
                                                                           ----------------------------
Total benefit from (provision for) income taxes.........................    $ (99)     $(186)      $108
                                                                           ----------------------------

The Internal Revenue Service has examined the Company's tax returns for all years through 1994, and the years have been closed through 1988. The years 1995 through 1998 are currently under examination. While the ultimate results of such examination cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

The Company made income tax payments of $30 million, $33 million and $16 million in 2000, 1999 and 1998, respectively.


8.  Employee Benefit Plans

Defined Benefit Plans
The Company participates in the SSCC sponsored noncontributory defined benefit pension plans covering substantially all employees. On December 31, 1998, the defined benefit plans of the Company were merged with the domestic defined benefit plans of Stone, and the assets of these plans are available to meet the funding requirements of the combined plans. The Company intends to fund its proportionate share of the future contributions based on the funded status of the Company's plan determined on an actuarial basis. Therefore, the plan asset information provided below is based on an actuarial estimate of assets and liabilities, excluding the effect of the plan merger, in order to be consistent with the presentation of the consolidated statements of operations and the consolidated balance sheets.

The benefit obligation, fair value of plan assets and the under funded status of the Stone domestic merged defined benefit plans at December 31, 2000 were $643 million, $431 million and $212 million, respectively.

Approximately 34% of SSCC's domestic pension plan assets at December 31, 2000 are invested in cash equivalents or debt securities, and 66% are invested in equity securities. Equity securities at December 31, 2000 include 0.7 million shares of SSCC common stock with a market value of approximately $11 million and 26 million shares of JS Group common stock having a market value of approximately $52 million. Dividends paid on JS Group common stock during 2000 and 1999 were approximately $2 million in each year.

Postretirement Health Care and Life Insurance Benefits
The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation ("APBO") was 5.25% at December 31, 2000. The effect of a 1% increase in the assumed health care cost trend rate would increase the APBO as of December 31, 2000 by $1 million and have an immaterial effect on the annual net periodic postretirement benefit cost for 2000.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                                            Defined Benefit         Postretirement
                                                                                 Plans                  Plans
                                                                         --------------------    ---------------------
                                                                            2000       1999        2000         1999
                                                                         --------------------    ---------------------
Change in benefit obligation:
Benefit obligation at January 1......................................    $   957     $1,011        $   94    $   105
Service cost.........................................................         18         21             1          2
Interest cost........................................................         75         69             7          7
Amendments...........................................................          4          5
Plan participants' contributions.....................................                                   4          4
Curtailments.........................................................         (1)                      (2)        (2)
Actuarial (gain) loss................................................         63        (90)            9         (7)
Benefits paid........................................................        (64)       (59)          (17)       (15)
                                                                         --------------------    ---------------------
Benefit obligation at December 31....................................    $ 1,052     $  957        $   96    $    94
                                                                         --------------------    ---------------------

Change in plan assets:
Fair value of plan assets at January 1...............................    $ 1,155     $1,008        $         $
Actual return on plan assets.........................................        (19)       205
Employer contributions...............................................          1          1            13         11
Plan participants' contributions.....................................                                   4          4
Benefits paid........................................................        (64)       (59)          (17)       (15)
                                                                         --------------------    ---------------------
Fair value of plan assets at December 31..............................   $ 1,073     $1,155        $         $
                                                                         --------------------    ---------------------

Over (under) funded status:                                              $    21     $  198        $   (96)  $   (94)
Unrecognized actuarial (gain) loss...................................          2       (189)             4        (3)
Unrecognized prior service cost......................................         36         40             (1)       (2)
Net transition asset.................................................         (1)        (6)
                                                                         --------------------    ---------------------
Net amount recognized................................................    $    58     $   43        $   (93)  $   (99)
                                                                         --------------------    ---------------------

Amounts recognized in the balance sheets:
Prepaid benefit cost................................................     $    88     $   71        $         $
Accrued benefit liability...........................................         (32)       (28)           (93)      (99)
Additional minimum liability........................................                     (3)
Intangible asset....................................................           2          3
                                                                         --------------------    ---------------------
Net amount recognized...............................................     $    58     $   43        $   (93)  $   (99)
                                                                         --------------------    ---------------------

The weighted average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

                                                                            Defined Benefit         Postretirement
                                                                                 Plans                  Plans
                                                                         --------------------    ---------------------
                                                                            2000       1999        2000         1999
                                                                         --------------------    ---------------------
Weighted average discount rate......................................        7.50%      8.00%         7.50%      8.00%
Rate of compensation increase.......................................        4.00%      4.50%          N/A        N/A
Expected return on assets...........................................        9.50%      9.50%          N/A        N/A
Health care cost trend on covered charges...........................         N/A        N/A          5.25%      6.50%

The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs follow:

                                                            Defined Benefit Plans       Postretirement Plans
                                                     ------------------------------   --------------------------
                                                         2000     1999       1998      2000     1999      1998
                                                     ------------------------------   --------------------------
Service cost..........................................  $  22   $   26      $  24      $       $  1       $  1
Interest cost.........................................     75       69         68         7       7          7
Expected return on plan assets. ......................    (99)     (91)       (85)
Amortization of transitional asset....................     (4)      (4)        (4)
Recognized actuarial loss (gain)......................     (8)       4          4
Curtailment cost......................................               6          2
                                                     ------------------------------   --------------------------
Net periodic benefit cost...........................   $  (14)  $   10      $   9      $  7    $  8       $  8
                                                     ------------------------------   --------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $35 million, $32 million and zero, respectively, as of December 31, 2000 and $33 million, $31 million and zero as of December 31, 1999.

Savings Plans
The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $9 million in each of 2000, 1999 and 1998.


9.  Discontinued Operations

During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC was accounted for as a discontinued operation beginning with the 1998 consolidated financial statements. SNC consisted of two newsprint mills in Oregon. In November 1999, the Company sold its Newberg, Oregon, newsprint mill for proceeds of approximately $211 million. Net gain on disposition of discontinued operations of $4 million in 1999 included the realized gain on the sale of the Newberg, Oregon newsprint mill, the estimated loss on the sale of the Oregon City, Oregon, newsprint mill, actual results from the measurement date through December 31, 1999 and the estimated losses on the Oregon City, Oregon newsprint mill through the expected disposition date.

On May 9, 2000, the Company transferred ownership of the Oregon City, Oregon, newsprint mill to a third party thereby completing its exit from the newsprint business. No proceeds from the transfer were received. During the second quarter of 2000, the Company recorded a $6 million after tax gain to reflect adjustments to the previous estimates on disposition of discontinued operations.

SNC revenues were $43 million, $253 million and $324 million for 2000, 1999 and 1998, respectively. The net assets of SNC included in the accompanying consolidated balance sheet as of December 31, 1999 consisted of the following:

                                                                    1999
                                                                  ----------

Inventories and current assets....................................  $ 34
Net property, plant and equipment.................................    48
Other assets......................................................    11
Accounts payable and other current liabilities....................   (94)
Other liabilities.................................................    (4)
                                                                  ----------
Net assets (liabilities) of discontinued operations...............  $ (5)
                                                                  ----------

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

In November 1998, SSCC adopted the 1998 Long-term Incentive Plan (the "1998 Plan") and reserved 8.5 million shares of SSCC common stock for non-qualified stock options and performance awards. Certain employees of the Company are covered under the 1998 Plan, as are certain employees of Stone. The options are exercisable at a price equal to the fair market value of SSCC's common stock at the date of the grant and vest eight years after the date of grant subject to accelerations based upon the attainment of preestablished stock price targets. The options expire ten years after the date of grant.

The Company and its parent have elected to continue to follow Accounting Principles Board Opinion No. 25 to account for stock awards granted to employees. If the Company adopted SFAS No. 123 to account for stock awards granted to employees, the Company's net income for the three years in the period ended December 31, 2000, based on a Black-Scholes option pricing method, would not have been materially different. The effects of applying SFAS No. 123 as described above may not be representative of the effects on reported income for future years.

During the second quarter of 1999, the Company recorded a $26 million charge in selling and administrative expenses, related to the cashless exercise of SSCC stock options under the 1992 Plan. The charge was reflected in the consolidated financial statements because the options were exercised by JSC(U.S.) employees. No future stock option expense is expected.


11.  Related Party Transactions

Transactions with JS Group
Transactions with JS Group, a significant shareholder of the Company, its subsidiaries and affiliated companies were as follows:

                                                                         2000      1999     1998
                                                                      ----------------------------
Product sales.........................................................     49       $33      $39
Product and raw material purchases....................................     21        16       54
Management services income............................................      2         3        4
Charges from JS Group for services provided...........................      1         1
Charges to JS Group for costs pertaining to the Fernandina
  No. 2 paperboard machine through November 18, 1998..................                        50
Receivables at December 31............................................      3         1        5
Payables at December 31...............................................     10        13        4

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

On November 18, 1998, the Company purchased the No. 2 paperboard machine located in the Company's Fernandina Beach, Florida, paperboard mill (the "Fernandina Mill") for $175 million from an affiliate of JS Group. Until that date, the Company and the affiliate were parties to an operating agreement whereby the Company operated and managed the No. 2 paperboard machine. The Company was compensated for its direct production and manufacturing costs and indirect manufacturing, selling and administrative costs incurred for the entire Fernandina Mill. The compensation was determined by applying various formulas and agreed-upon amounts to the subject costs. The amounts reimbursed to the Company are reflected as reductions of cost of goods sold and selling and administrative expenses in the accompanying consolidated statements of operations.

Transactions with Stone
Transactions with Stone after November 18, 1998 are included in related party transactions. The Company sold and purchased containerboard from Stone, primarily at market prices, as follows:

                                                        2000     1999     1998
                                                       -----------------------
     Product sales..................................    $387      $248     $14
     Product and raw material purchases.............     422       237       8
     Net receivables at December 31.................      24        28       4

Corporate shared expenses are allocated between the Company and Stone based on an established formula using a weighted average rate based on net book value of fixed assets, number of employees and sales. Net receivables are settled in cash.

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

On November 15, 2000, pursuant to an Agreement and Plan of Merger among SSCC, SCC Merger Co. and Stone, approximately 4.6 million shares of $1.75 Series E Preferred Stock of Stone (the "Stone Preferred Stock") were converted into approximately 4.6 million shares of Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock of SSCC (the "SSCC Preferred Stock"). In addition, a cash payment of $6.4425 per share, totaling approximately $30 million, was made to the holders of the Stone Preferred Stock. The cash payment was equal to the accrued and unpaid dividends on each share of Stone Preferred Stock less $0.12 per share to cover certain transaction related expenses.

The Company made a $30 million intercompany loan to SSCC to accommodate the completion of the merger transaction. This note bears interest at the rate of 15.39% per annum, is payable on December 1 and June 1 of each year commencing on June 1, 2001, and has a maturity date of November 18, 2004.

SSCC has the option, in lieu of paying accrued interest in cash, to pay the accrued interest by adding the amount of accrued interest to the principal amount of the notes. Interest income of $53 million, $48 million and $6 million was recorded in 2000, 1999 and 1998, respectively.

The holders of the SSCC preferred stock are entitled to cumulative dividends of $0.4375 per quarter, payable in cash except in certain circumstances, with the first dividend paid on February 15, 2001. This dividend of approximately $2 million was funded by a dividend from JSC(U.S.) through the Company to SSCC.


12. Fair Value of Financial Instruments

The carrying values and fair values of the Company's financial instruments are as follows:

                                                                    2000                         1999
                                                        --------------------------------------------------------
                                                          Carrying        Fair          Carrying         Fair
                                                           Amount         Value          Amount          Value
                                                        --------------------------------------------------------
Cash and cash equivalents............................   $   21        $   21            $   11           $   11
Notes receivable from SSCC...........................      439           439               364              364
Residual interest in timber notes....................       37            37                33               33
Long-term debt, including current maturities.........    1,529         1,533             1,636            1,664

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable are based on discounted future cash flows. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the residual interest in timber notes is based on discounted future cash flows.

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

The Company and SNC are parties to a Settlement Agreement to implement a nationwide class action settlement of claims involving Cladwood(R), a composite wood siding product manufactured by SNC that has been used primarily in the construction of manufactured or mobile homes. In 1998, the Company recorded a $30 million charge, including $20 million SNC paid into a settlement fund, and additional amounts relating to administrative costs, plaintiffs' attorneys' fees, class representative payments and other costs. Based on the number and magnitude of the claims paid out of the settlement fund and the fact that SNC received a return of $10 million from the settlement fund in exchange for posting a letter of credit, the Company reduced its estimated loss contingency by $10 million which was recorded as a reduction to selling and administrative expenses in the 2000 financial statements.

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

14. Business Segment Information

In the fourth quarter of 2000, the Company reorganized its business segments. The Boxboard and Folding Carton segment was renamed as the Consumer Packaging segment. Certain operations previously included in the Specialty Packaging segment were reassigned to the new Consumer Packaging segment while certain operations remained in the Specialty Packaging segment. In addition, during 2000, corporate expenses previously allocated to business segments are no longer allocated. The information for 1999 and 1998 has been restated from the prior year in order to conform to the 2000 presentation.

The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Consumer Packaging and (3) Reclamation. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Consumer Packaging segment is also highly integrated. It includes a system of mills and plants that produces a broad range of coated recycled boxboard that is converted into folding cartons and packaging labels. Folding cartons are used primarily to protect products such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising. Flexible packaging, paper and metalized paper and heat transfer labels are used in a wide range of consumer applications. The Reclamation segment collects recovered paper generated by industrial, commercial and residential sources which is used as raw material for the Company's containerboard and boxboard mills as well as sales to external third party mills.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense, and other non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level. Intersegment sales and transfers are recorded at market prices. Intercompany profit is eliminated at the corporate division level.

The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items and one nonreportable segment, Specialty Packaging. Corporate related items include goodwill, the elimination of intercompany assets and intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization, interest expense and the adjustment to record inventory at LIFO.

In 1999, corporate related items included a $407 million gain on the timberland sale and related note monetization program (See Note 4).

A summary by business segment follows:

                                                         Container-
                                                          board &
                                                         Corrugated     Consumer      Recla-
                                                         Containers     Packaging     mation   Other       Total
                                                       -----------------------------------------------------------------
Year ended December 31, 2000
Revenues from external customers....................      $2,033        $1,017        $605     $  212      $3,867
Intersegment revenues...............................          47            26         121          9         203
Depreciation, depletion and amortization............          61            29           3         26         119
Segment profit (loss)...............................         220            99          26       (100)        245
Total assets at December 31.........................       1,155           495          85        932       2,667
Capital expenditures................................          76            16           1         23         116

Year ended December 31, 1999
Revenues from external customers....................      $1,818        $  951        $452     $  192      $3,413
Intersegment revenues...............................          40            20         126          6         192
Depreciation, depletion and amortization............          68            28           3         24         123
Segment profit......................................         195            91          17        159         462
Total assets at December 31.........................       1,195           512         110        919       2,736
Capital expenditures................................          30            22           2         15          69

Year ended December 31, 1998
Revenues from external customers....................      $1,776         $ 912        $275     $  192      $3,155
Intersegment revenues...............................          39            22         132          5         198
Depreciation, depletion and amortization............          70            26           3         22         121
Segment profit (loss)...............................         135           103           4       (521)       (279)
Total assets at December 31.........................       1,410           512          78      1,174       3,174
Capital expenditures................................         208            31           6         20         265

The following table presents net sales to external customers by country of origin:

                                                2000    1999      1998
                                            --------------------------
United States..............................   $3,861   $3,406   $3,149
Foreign....................................        6        7        6
                                            --------------------------
  Total net sales..........................   $3,867   $3,413   $3,155
                                           ---------------------------

15.  Quarterly Results (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

                                                       First              Second        Third       Fourth
                                                      Quarter             Quarter      Quarter      Quarter
                                                    ---------------------------------------------------------
2000
Net sales.........................................         $940             $1,020          $969         $938
Gross profit......................................          136                170           152          159
Income from continuing operations
  before extraordinary item.......................           22                 43            33           48
Gain on disposition of discontinued
  operations......................................                               6
Extraordinary item................................                                                         (1)
Net income .......................................           22                 49            33           47

1999
Net sales.........................................         $758             $  816          $884         $955
Gross profit......................................           95                141           140          166
Income (loss) from continuing operations
  before extraordinary item.......................          (17)                (2)            9          286
Discontinued operations...........................            4                 (1)           (4)           3
Gain on disposition of discontinued
  operations......................................                                                          4
Extraordinary item................................                                                        (10)
Net income (loss).................................          (13)                (3)            5          283

The effect of adopting EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," during the fourth quarter of 2000 was to increase net sales and cost of goods sold from previously reported amounts in the first, second and third quarters by $30 million, $32 million and $30 million, respectively.

                                   JSCE INC.
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in millions)

                    Column A                         Column B         Column C         Column D        Column E
--------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                    Balance at       Charged to                     Balance at
                                                   Beginning of      Costs and        Deductions      End of
                   Description                        Period         Expenses          Describe       Period
--------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
and sales returns and allowances:
      Year ended December 31, 2000.............        $  9            $   6           $  6(a)           $  9
                                                  ------------------------------------------------------------------
      Year ended December 31, 1999.............        $  9            $   1           $  1(a)           $  9
                                                  ------------------------------------------------------------------
      Year ended December 31, 1998.............        $ 10            $   2           $  3(a)           $  9
                                                  ------------------------------------------------------------------


Restructuring:
      Year ended December 31, 2000.............        $ 29            $               $  6(b)           $ 23
                                                  ------------------------------------------------------------------
      Year ended December 31, 1999.............        $ 71            $  14           $ 56(b)           $ 29
                                                  ------------------------------------------------------------------
      Year ended December 31, 1998.............        $               $ 257           $186(b)           $ 71
                                                  ------------------------------------------------------------------

(a)  Uncollectible amounts written off, net of recoveries.
(b) Charges against the restructuring reserves and adjustment to 1998 exit liabilities.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) (1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.

          (3)  Exhibits

3.1 Certificate of Incorporation of JSCE Inc. ("JSCE") (incorporated by reference to Exhibit 3.1 to JSCE's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

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

4.1 Indenture for the Series A 1994 Senior Notes (incorporated by reference to Exhibit 4.1 to Smurfit-Stone Container Corporation's ("SSCC") Quarterly Report on Form 10-Q for the quarter ended March 31,
          1994).

4.2 Indenture for the Series B 1994 Senior Notes (incorporated by reference to Exhibit 4.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

4.3       Indenture for the 1993 Senior Notes (incorporated by reference to
          Exhibit 4.4 to SSCC's Registration Statement on Form S-1 (File No. 33-75520)).

4.4 First Supplemental Indenture to the 1993 Senior Note Indenture (incorporated by reference to Exhibit 4.5 to SSCC's Registration Statement on Form S-1 (File No. 33-75520)).

10.1 Subscription Agreement among SSCC, Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)"), Container Corporation of America and Smurfit International BV ("SIBV") (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

10.2* JSC(U.S.) Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.7 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.3*     JSC(U.S.) Management Incentive Plan (incorporated by reference to
          Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.4(a)* Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan dated as of May 1, 1997 (incorporated by reference to Exhibit
          10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.4(b)* Amendment of the Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5(a) Amended and Restated Credit Agreement, dated as of November 18, 1998, among SSCC, JSCE, JSC(U.S.) and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as senior managing agents, and The Chase Manhattan Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.5(b) First Amendment of Amended and Restated Credit Agreement, dated as of June 30, 1999, among SSCC, JSCE, JSC(U.S.) and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as senior managing agents, and The Chase Manhattan Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for quarter ended June 30, 1999).

10.5(c) Second Amendment of Amended and Restated Credit Agreement, dated as of October 15, 1999, among SSCC, JSCE, JSC(U.S.) and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as senior managing agents, and The Chase Manhattan Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5(d) Third Amendment of Amended and Restated Credit Agreement, dated as of March 22, 2000, among SSCC, JSCE, JSC(U.S.) and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as senior managing agents, and The Chase Manhattan Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.5(e) Fourth Amendment of Amended and Restated Credit Agreement, dated as of July 31, 2000, among SSCC, JSCE, JSC(U.S.) and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as senior managing agents, and The Chase Manhattan Bank, as administrative agent and collateral agent banks party thereto (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30,
           2000).

10.6(a) Term Loan Agreement, dated as of February 23, 1995, among Jefferson Smurfit Finance Corporation ("JS Finance") and Bank Brussels Lambert, New York Branch (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(b) Depositary and Issuing and Paying Agent Agreement (Series A Commercial Paper), dated as of February 23, 1995 (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(c) Depositary and Issuing and Paying Agent Agreement (Series B Commercial Paper), dated as of February 23, 1995 (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(d) Receivables Purchase and Sale Agreement, dated as of February 23, 1995, among JSC(U.S.), as Initial Servicer, and JS Finance, as Purchaser (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(e) Liquidity Agreement, dated as of February 23, 1995, among JS Finance, the Financial Institutions party thereto as Banks, Bankers Trust Company as Facility Agent and Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.6 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(f) Commercial Paper Dealer Agreement, dated as of February 23, 1995, among BT Securities Corporation, Morgan Stanley & Co., JSC(U.S.) and JS Finance (incorporated by reference to Exhibit 10.7 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(g) Addendum, dated March 6, 1995, to Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.8 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.6(h) First Omnibus Amendment, dated as of March 31, 1996, to the Receivables Purchase and Sale Agreement among JSC(U.S.), JS Finance and the Banks party thereto (incorporated by reference to Exhibit
           10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.6(i) Affiliate Receivables Sale Agreement, dated as of March 31, 1996, between Smurfit Newsprint Corporation and SSCC (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.6(j) Amendment No. 2, dated as of August 19, 1997, to the Term Loan Agreement among JS Finance and Bank Brussels Lambert, New York Branch and JSC(U.S.) as Servicer (incorporated by reference to Exhibit 10.12(j) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.6(k) Amendment No. 2, dated as of August 19, 1997, to the Receivables Purchase and Sale Agreement among JSC(U.S.) as the Seller and Servicer, JS Finance as the Purchaser, Bankers Trust Company as Facility Agent and Bank Brussels Lambert, New York Branch as the Term Bank (incorporated by reference to Exhibit 10.12(k) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.6(l) Amendment No. 2, dated as of August 19, 1997, to the Liquidity Agreement among JS Finance, Bankers Trust Company as Facility Agent, JSC(U.S.) as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the Financial Institutions party thereto as Banks (incorporated by reference to Exhibit 10.12(l) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.7* Consulting Agreement, dated as of October 24, 1996, by and between James S. Terrill and JSC(U.S.) (incorporated by reference to Exhibit
           10.15 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.8 Registration Rights Agreement, dated as of May 10, 1998, among Morgan Stanley Leveraged Equity Fund ("MSLEF"), SIBV, SSCC and the other parties identified on the signature pages thereto (incorporated by reference to Exhibit 10(e) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

10.9 Voting Agreement, dated as of May 10, 1998, as amended, among SIBV, MSLEF and Mr. Roger W. Stone (incorporated by reference to Exhibit 10(f) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)).

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

10.12(a) Purchase and Sale Agreement, effective as of July 28, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit
           2.1 to JSCE's Current Report on Form 8-K dated October 25, 1999).

10.12(b) First Amendment to Purchase and Sale Agreement, dated October 21, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.2 to JSCE's Current Report on Form 8-K dated October 25,
           1999).

10.13*     Employment Agreement of Ray M. Curran (incorporated by reference to
           Exhibit 10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.14* Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15* Employment agreement for Joseph J. Gurandiano (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report of Form 10-Q for the quarter ended June 30, 2000).

10.16* Severance benefits agreement for Joseph J. Gurandiano (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report of Form 10-Q for the quarter ended June 30, 2000).

10.17* Employment Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.18* Employment Agreement of F. Scott Macfarlane (incorporated by reference to Exhibit 10.32 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

24.1       Power of Attorney.


*Indicates a management contract or compensation plan or arrangement.

(b) Report on Form 8-K.

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE   March  13, 2001                                   JSCE, Inc.
       -----------------------                 ----------------------------
                                                        (Registrant)


                                      BY       /s/ Patrick J. Moore
                                               ----------------------------
                                                   Patrick J. Moore
                                      Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

       SIGNATURE                                      TITLE                                               DATE
       ---------                                      -----                                               ----
                           *             President and Chief Executive Officer                     March 13, 2001
----------------------------
Ray M. Curran                            and Director (Principal Executive Officer)

/s/ Patrick J. Moore                     Vice President and Chief Financial Officer and            March 13, 2001
----------------------------
Patrick J. Moore                         Director (Principal Financial Officer)


/s/ Paul K. Kaufmann                     Vice President and Corporate Controller                   March 13, 2001
---------------------------
Paul K. Kaufmann                         (Principal Accounting Officer)



* By /s/ Patrick J. Moore  ,             pursuant to Power of Attorney filed as a part of the
----------------------------
Patrick J. Moore                         Form 10-K.