Form 10-Q
period 2001-03-31
JSCE INC
filed 2001-05-14
CIK 727742

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

For Quarter Ended March 31, 2001
Commission File Number 0-11951



                                  JSCE, Inc.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                      37-1337160
---------------------------------            -----------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

              150 North Michigan Avenue, Chicago, Illinois 60601
            -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (312) 346-6600
            -------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
            -------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              -
APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 2001, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share.

Item 1. Financial Statements
        --------------------

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

Three Months Ended March 31,  (In millions)                                                2001                2000
=======================================================================================================================
Net sales..........................................................................  $        886       $         940
Costs and expenses
  Cost of goods sold...............................................................           764                 804
  Selling and administrative expenses..............................................            74                  74
                                                                                     ------------------------------------
    Income from operations.........................................................            48                  62
Other income (expense)
  Interest expense, net............................................................           (21)                (27)
  Other, net.......................................................................             1                   2
                                                                                     ------------------------------------
    Income before income
     taxes and extraordinary item..................................................            28                  37
Provision for income taxes.........................................................           (11)                (15)
                                                                                     ------------------------------------
    Income before extraordinary item...............................................            17                  22
Extraordinary item
    Loss from early extinguishment of debt, net of income
     taxes of $0...................................................................            (1)
                                                                                     ------------------------------------
    Net income.....................................................................  $         16       $          22
=========================================================================================================================

See notes to consolidated financial statements.

                                  JSCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,      December 31,
(In millions, except share data)                                                    2001            2000
==============================================================================================================
Assets                                                                         (Unaudited)
Current assets
   Cash and cash equivalents...................................................  $      10        $      21
   Receivables, less allowances of $9 in 2001 and 2000.........................        348              342
   Inventories
     Work-in-process and finished goods........................................        102               93
     Materials and supplies....................................................        124              124
                                                                                 -------------------------------
                                                                                       226              217
   Refundable income taxes.....................................................          6                7
   Deferred income taxes.......................................................          6                5
   Prepaid expenses and other current assets...................................         30               20
                                                                                 -------------------------------
      Total current assets.....................................................        626              612
Net property, plant and equipment..............................................      1,255            1,262
Goodwill, less accumulated amortization of $81 in 2001 and $79 in 2000.........        197              198
Notes receivable from SSCC.....................................................        454              439
Other assets...................................................................        151              156
                                                                                 -------------------------------
                                                                                 $   2,683        $   2,667
----------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity (Deficit)

Current liabilities
   Current maturities of long-term debt........................................  $      24        $      10
   Accounts payable............................................................        266              312
   Accrued compensation and payroll taxes......................................         66               88
   Interest payable............................................................         50               27
   Other current liabilities...................................................         74               71
                                                                                 -------------------------------
      Total current liabilities................................................        480              508
Long-term debt, less current maturities........................................      1,541            1,519
Other long-term liabilities....................................................        236              236
Deferred income taxes..........................................................        497              488
Stockholder's deficit
   Common stock, par value $.01 per share; 1,000
     shares authorized and outstanding.........................................
   Additional paid-in capital..................................................      1,129            1,129
   Retained earnings (deficit).................................................     (1,199)          (1,213)
   Accumulated other comprehensive income (loss)...............................         (1)
                                                                                 -------------------------------
      Total stockholder's equity (deficit).....................................        (71)             (84)
                                                                                 -------------------------------
                                                                                 $   2,683        $   2,667
================================================================================================================

See notes to consolidated financial statements.

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Three Months Ended March 31,  (In millions)                                               2001             2000
=====================================================================================================================
Cash flows from operating activities
  Net income.....................................................................  $       16        $      22
    Adjustments to reconcile net income to
    net cash used for operating activities
    Extraordinary loss from early extinguishment of debt.........................           1
    Depreciation, depletion and amortization.....................................          30               30
    Amortization of deferred debt issuance costs.................................           1                2
    Deferred income taxes........................................................           8                8
    Gain on sale of assets.......................................................          (1)              (2)
    Non-cash employee benefit income.............................................          (3)
    Change in current assets and liabilities
      Receivables................................................................          (6)               7
      Inventories................................................................          (8)             (17)
      Prepaid expenses and other current assets..................................          (9)              (8)
      Accounts payable and accrued liabilities...................................         (65)             (64)
      Interest payable...........................................................           7                6
      Income taxes...............................................................           1                1
    Other, net...................................................................           2               (4)
                                                                                   ----------------------------------
  Net cash used for operating activities.........................................         (26)             (19)
                                                                                   ----------------------------------
Cash flows from investing activities
  Property additions.............................................................         (20)             (18)
  Proceeds from property disposals and sale of businesses........................           1                3
  Notes receivable from SSCC.....................................................                            7
                                                                                   ----------------------------------
  Net cash used for investing activities.........................................         (19)              (8)
                                                                                   ----------------------------------
Cash flows from financing activities
  Net borrowings (repayments) under accounts
    receivable securitization program............................................          (4)               1
  Net borrowings of debt.........................................................          40               26
  Dividends paid.................................................................          (2)
                                                                                   ----------------------------------
  Net cash provided by financing activities......................................          34               27
                                                                                   ----------------------------------
Decrease in cash and cash equivalents............................................         (11)               0
Cash and cash equivalents
  Beginning of period............................................................          21               11
                                                                                   ----------------------------------
End of period....................................................................  $       10        $      11
=====================================================================================================================

See notes to consolidated financial statements.

                                  JSCE, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Tabular amounts in millions)


1.   Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto of JSCE, Inc. have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the JSCE, Inc. Annual Report on Form 10-K for the year ended December 31, 2000, (the "JSCE 2000 10-K"), filed March 13, 2001 with the Securities and Exchange Commission.

JSCE, Inc., hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"). The Company owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is a guarantor of the senior indebtedness of JSC(U.S.). The Company has no other material operations other than its investment in JSC(U.S.). JSC(U.S.) has operations throughout the United States.

2.   Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   Exit Liabilities

At December 31, 2000, the Company had $23 million of exit liabilities related to the restructuring of operations. During the first quarter, the Company had $1 million of cash disbursements related to these exit liabilities.

4.   Long-Term Debt

Bank Credit Facilities
During January 2001, JSC(U.S.) prepaid the $65 million Tranche B term loan balance.

In March 2001, JSC(U.S.) amended its existing credit agreement to (i) permit a $275 million new tranche B term loan, and (ii) waive the requirement to make a $59 million term loan prepayment due March 31, 2001, resulting from excess cash flows generated in 2000.

JSC(U.S.) Accounts Receivable Securitization Program
In March 2001, the JSC(U.S.) Securitization Program was amended to (i) reduce the borrowings available through the issuance of commercial paper or under the revolving credit facility from $300 million to $214 million and (ii) extend the final maturity on these borrowings from February 2002 to February 2004. A $15 million term loan remains outstanding with a February 2002 maturity date, bringing the total program size to $229 million.

5.   Adoption of SFAS No. 133

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. SFAS No. 133 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Upon the adoption of SFAS No. 133, the Company recorded a pretax cumulative effect of an accounting change gain of approximately $4 million in OCI. During the first quarter of 2001, the fair value of these derivatives decreased by $2 million. The Company reclassified the net $2 million gain to cost of goods sold during the quarter when the hedged items were recognized.

In accordance with SFAS No. 133, hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

Commodity Future Contracts
The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be highly effective at offsetting changes in price movements of the hedged item. As of March 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. The fair value of the Company's futures contracts at March 31, 2001 is not material. The change in fair value of these contacts is recorded in OCI until the underlying transaction is recorded in earnings.

6.   Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                                                             Three months ended
                                                                                                  March 31,
                                                                                        -----------------------------
                                                                                                2001       2000
  Net income ......................................................................         $     16     $    22
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment........................................               (1)
                                                                                            --------     -------
  Comprehensive income.............................................................         $     15     $    22
                                                                                            =========    =======

7.   Business Segment Information

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

Other includes corporate related items and one nonreportable segment, Specialty Packaging. Corporate related items include the elimination of intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization, interest expense and the adjustment to record inventory at LIFO.

                                        Container-
                                         board &
                                        Corrugated       Consumer           Recla-
                                        Containers       Packaging          mation           Other         Total
                                      ------------------------------------------------------------------------------
Three months ended March 31,
----------------------------
    2001
    ----
    Revenues from external
       customers...................         $   482       $   248         $   105            $   51         $   886
    Intersegment revenues..........              12             5              17                 2              36
    Segment profit (loss)..........              25            23               1               (21)             28

    2000
    ----
    Revenues from external
       customers...................         $   487       $   239         $   163            $   51         $   940
    Intersegment revenues..........              12             6              37                 2              57
    Segment profit (loss)..........              57            18              10               (48)             37

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

9.   Subsequent Event

In April 2001, JSC(U.S.) closed on a new $275 million tranche B term loan maturing in March 2007 with a group of financial institutions. The interest rate is, at the option of JSC(U.S.), either (i) the alternate base rate, as defined, or (ii) LIBOR, in each case plus an additional margin. The interest rate is currently LIBOR plus 2%. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $15 million under the JSC(U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations
---------------------

Forward-Looking Statements

Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include, among others, the following: (i) the impact of general economic conditions in North America and in other countries in which we and our subsidiaries currently do business; (ii) industry conditions, including competition and product and raw material prices; (iii) fluctuations in exchange rates and currency values; (iv) capital expenditure requirements; (v) legislative or regulatory requirements, particularly concerning environmental matters; (vi) interest rates; and (vii) access to capital markets. Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition.

Results of Operations - First Quarter 2001 Compared to First Quarter 2000

                                                                                              Three months ended
 (In millions)                                                                                        March
                                                                                              ------------------
                                                                                              2001          2000
                                                                                           ---------     ----------
Net sales
    Containerboard and corrugated containers..........................................     $     482     $      487
    Consumer packaging................................................................           248            239
    Reclamation.......................................................................           105            163
    Other operations..................................................................            51             51
                                                                                           ---------     ----------
         Total operations.............................................................     $     886     $      940
                                                                                           =========     ==========

Profit (loss)
    Containerboard and corrugated containers..........................................     $      25     $       57
    Consumer packaging................................................................            23             18
    Reclamation.......................................................................             1             10
    Other operations..................................................................             2              4
    Corporate related items...........................................................            (3)           (27)
                                                                                           ----------    -----------
         Income from operations.......................................................            48             62
    Interest expense, net.............................................................           (21)           (27)
    Other, net........................................................................             1              2
                                                                                           ---------     ----------
         Income before income taxes and extraordinary item............................     $      28     $       37
                                                                                           =========     ==========

Net sales decreased 6% due primarily to lower average sales prices for reclamation products and lower sales volumes for corrugated containers. Increased levels of market related downtime at our containerboard mills and higher energy cost were the primary reasons for the decrease in income from operations. Corporate related items improved due primarily to lower intercompany profit elimination.

Cost and Expenses
-----------------
Cost of goods sold in the Consolidated Statements of Operations decreased due primarily to lower wastepaper cost and intercompany profit elimination.

Cost of goods sold as a percent of net sales was 86%, unchanged from last year. The percent for 2001 was negatively impacted by the effects of higher levels of market related downtime, which reduced contribution by $14 million, and higher energy cost of $16 million. Selling and administrative expense as a percent of net sales was comparable to last year.

Interest expense, net was $6 million lower due to lower interest expense of $4 million on lower average outstanding debt levels and higher interest income of $2 million earned on our intercompany loan to Smurfit-Stone. The overall average effective interest rate was comparable to last year.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which, was state income taxes.

Increases (Decreases) in Net Sales
----------------------------------

                                             Container-
                                               Board &
                                             Corrugated      Consumer                          Other
(In millions)                                Containers     Packaging       Reclamation     Operations        Total
                                             ----------     ----------      -----------     ----------        -----
Sales price and product mix...............      $    24        $    14        $   (72)         $     2        $   (32)
Sales volume..............................          (29)            (5)            14               (2)           (22)
                                                -------        -------        -------          -------        -------
    Net increase (decrease)...............      $    (5)       $     9        $   (58)         $     0        $   (54)
                                                =======        =======        =======          =======        =======

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales decreased by 1% due primarily to lower sales of corrugated containers. Shipments of corrugated containers decreased 8% because of the impacts from the slowing U.S. economy. Containerboard production decreased 18% due to the extensive market related downtime taken in 2001 to balance supply with demand. On average, corrugated container sales prices improved by 6% and linerboard sales prices were higher by 3%. For solid bleached sulfate, the average sales price increased 2% and production was lower by 6%.

Profits declined by $32 million due primarily to higher energy costs and the higher levels of market related downtime. Lower reclaimed fiber cost favorably impacted profits. Cost of goods sold as a percent of net sales increased to 88% compared to 82% last year due primarily to the higher levels of market related downtime and energy cost.

Consumer Packaging Segment
--------------------------
Net sales increased by 4% due to higher average sales prices. On average, folding carton sales prices were 7% higher, coated boxboard sales prices were 2% higher and uncoated boxboard sales prices were 7% higher. Folding carton shipments decreased 3%. Production of coated boxboard increased 1% and uncoated boxboard production was 7% lower.

Profits increased by $5 million due primarily to higher sales prices and lower reclaimed fiber cost. Higher energy and coversion costs partially offset the improvement. Cost of goods sold as a percent of net sales decreased to 83% compared to 85% last year due primarily to the higher sales prices and lower fiber cost.

Reclamation Segment
-------------------
Net sales decreased by 36% and profits declined by $9 million. Demand for reclaimed fiber, particularly for old corrugated containers, commonly known as OCC, the primary grade used by recycled containerboard mills, was weak and sales prices declined. The average price of OCC was lower by approximately $55 per ton and the average price of old newsprint was lower by approximately $15 per ton. Total tons of fiber reclaimed and brokered increased 2%. Cost of goods sold as a percent of net sales increased to 92% compared to 90% last year as a result of the lower average sales prices.

Statistical Data

(In thousands of tons, except as noted)                                                    Three months ended
                                                                                                March 31,
                                                                                           ------------------
                                                                                           2001          2000
                                                                                          ------        ------
Mill production:
    Containerboard.................................................................         313           380
    Solid bleached sulfate.........................................................          45            48
    Coated boxboard................................................................         149           148
    Uncoated boxboard..............................................................          41            44
Corrugated containers sold (billion sq. ft.).......................................         6.8           7.4
Folding cartons sold...............................................................         133           137
Fiber reclaimed and brokered.......................................................       1,733         1,701

Restructuring

As explained in the JSCE 2000 10-K, the restructuring of our operations in connection with the Stone Container merger was completed in 2000. The remaining cash expenditures in connection with the restructuring will be funded through operations as originally planned. For the three months ended March 31, 2001, $1 million of the $4 million anticipated cash expenditures for 2001 were incurred.

Liquidity and Capital Resources

For the three months ended March 31, 2001, net borrowings of $36 million, proceeds from property disposals of $1 million and available cash of $11 million were used to fund net cash used for operating activities of $26 million, property additions of $20 million and dividends of $2 million.

In January 2001, Jefferson Smurfit (U.S.) prepaid its $65 million tranche B term loan with borrowings under the revolving credit facility.

In March 2001, the Jefferson Smurfit (U.S.) accounts receivable securitization program was amended to (i) reduce the program size from $315 million to $229 million and (ii) extend the final maturity from February 2002 to February 2004.

In March 2001, Jefferson Smurfit (U.S.) amended its existing credit agreement to
(i) permit a $275 million new tranche B term loan, and (ii) waive the requirement to make a $59 million term loan prepayment due March 31, 2001, resulting from excess cash flows generated in 2000.

In April 2001, Jefferson Smurfit (U.S.) closed on a new $275 million tranche B term loan maturing in March 2007 with a group of financial institutions. The interest rate is, at the option of Jefferson Smurfit (U.S.), either (i) the alternate base rate, as defined, or (ii) LIBOR, in each case plus an additional margin. The interest rate is currently LIBOR plus 2%. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $15 million under the Jefferson Smurfit (U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

The obligations under the Jefferson Smurfit (U.S.) credit agreement are unconditionally guaranteed by us, Smurfit-Stone and certain subsidiaries of Jefferson Smurfit (U.S.). The obligations under the Jefferson Smurfit (U.S.) credit agreement are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.) and its subsidiaries. The credit agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The credit agreement also requires prepayments of the term loans from excess cash flow, as defined, and proceeds from certain asset sales, insurance, and incurrence of certain indebtedness. Such restrictions, together with our highly leveraged position, could restrict corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

We expect that internally generated cash flows and existing financing resources will be sufficient for the next several years to meet our ordinary course obligations, including debt service, restructuring payments, expenditures under the Cluster Rule and other capital expenditures. We intend to hold capital expenditures for 2001 significantly below our anticipated annual depreciation level of $112 million. We expect to use any excess cash provided by operations to make further debt reductions. As of March 31, 2001, Jefferson Smurfit (U.S.) had $391 million of unused borrowing capacity under the bank credit facility and $5 million of unused borrowing capacity under the $229 million accounts receivable securitization program, subject to Jefferson Smurfit (U.S.)'s level of eligible accounts receivable.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

We are exposed to various market risks, including interest rate risk and commodity price risk. To manage the volatility related to these risks, we enter into various derivative contracts that qualify for hedge accounting under Statement of Financial Accounting Standards No. 133. We do not use derivatives for speculative or trading purposes.

Earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Management's objective is to protect JSCE, Inc. from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at March 31, 2001.

We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of April 30, 2001, we have outstanding futures contracts to hedge approximately 25% to 50% of our expected natural gas requirements for the months of May 2001 through February 2002. Management's objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process.

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

     10.1 Amendment No. 3, dated as of March 9, 2001, to the Liquidity Agreement among Jefferson Smurfit Finance Corporation, Bankers Trust Company as Facility Agent, Jefferson Smurfit Corporation (U.S.) as Servicer, Bank Brussels Lambert, New York Branch, as Term Bank and the financial institutions party thereto as Banks (incorporated by reference to Exhibit 10.1 to Smurfit-Stone Container Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

     10.2 Second Amended and Restated Credit Agreement, dated as of April 27, 2001, among Jefferson Smurfit Corporation (U.S.), Smurfit-Stone Container Corporation, JSCE, Inc. and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as Senior Managing Agents and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Smurfit-Stone Container Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).


b)   Reports on Form 8-K.

     There were no Form 8-K filings during the three months ended March 31, 2001.

                                  Signatures
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       JSCE, Inc.
                                             -------------------------------
                                                      (Registrant)






Date: May 14, 2001                           /s/ Paul K. Kaufmann
      ------------                           -------------------------------
                                                 Paul K. Kaufmann
                                                Vice President and
                                               Corporate Controller
                                             (Principal Accounting Officer)