Form 10-Q
period 2001-06-30
JSCE INC
filed 2001-08-10
CIK 727742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2001
Commission File Number 0-11951



                                  JSCE, Inc.
         -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                    37-1337160
--------------------------------            ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

           150 North Michigan Avenue, Chicago, Illinois             60601
           --------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)

                                 (312) 346-6600
           --------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
           --------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              -      --
APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of June 30, 2001, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1. Financial Statements
        --------------------

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                     ----------------------------------------------
(in millions)                                         2001        2000           2001        2000
---------------------------------------------------------------------------------------------------
Net sales........................................... $  883      $ 1,020        $ 1,769     $ 1,960
Costs and expenses
   Cost of goods sold...............................    746          850          1,510       1,654
   Selling and administrative expenses..............     71           73            145         147
   Restructuring charge.............................      4                           4
                                                     ----------------------------------------------
     Income from operations.........................     62           97            110         159
Other income (expense)
   Interest expense, net............................    (17)         (28)           (38)        (55)
   Other, net.......................................      1            3              2           5
                                                     ----------------------------------------------
     Income from continuing operations before
       income taxes and extraordinary item..........     46           72             74         109
Provision for income taxes..........................    (18)         (29)           (29)        (44)
                                                     ----------------------------------------------
     Income from continuing operations
       before extraordinary item....................     28           43             45          65
Discontinued operations
     Gain on disposition of discontinued operations,
       net of income taxes of $4....................                   6                          6
                                                     ----------------------------------------------
     Income before extraordinary item...............     28           49             45          71
Extraordinary item
     Loss from early extinguishment of debt,
       net of income taxes of $2 for the three
       and six months ended June 30, 2001...........     (1)                         (2)
                                                     ----------------------------------------------
     Net income..................................... $   27      $    49        $    43     $    71
---------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                  JSCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,      December 31,
(In millions, except share data)                                                          2001            2000
------------------------------------------------------------------------------------------------------------------
Assets                                                                                 (Unaudited)
Current assets
  Cash and cash equivalents........................................................... $        8      $       21
  Receivables, less allowances of $9 in 2001 and 2000.................................        349             342
  Inventories
    Work-in-process and finished goods................................................         92              93
    Materials and supplies............................................................        114             124
                                                                                       ---------------------------
                                                                                              206             217
  Refundable income taxes.............................................................          4               7
  Deferred income taxes...............................................................          7               5
  Prepaid expenses and other current assets...........................................         23              20
                                                                                       ---------------------------
      Total current assets............................................................        597             612
Net property, plant and equipment.....................................................      1,243           1,262
Goodwill, less accumulated amortization of $82 in 2001 and $79 in 2000................        195             198
Notes receivable from SSCC............................................................        470             439
Other assets..........................................................................        154             156
                                                                                       ---------------------------
                                                                                       $    2,659      $    2,667
------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity (Deficit)

Current liabilities
  Current maturities of long-term debt................................................ $      148      $       10
  Accounts payable....................................................................        261             312
  Accrued compensation and payroll taxes..............................................         65              88
  Interest payable....................................................................         21              27
  Other current liabilities...........................................................         82              71
                                                                                       ---------------------------
      Total current liabilities.......................................................        577             508
Long-term debt, less current maturities...............................................      1,394           1,519
Other long-term liabilities...........................................................        233             236
Deferred income taxes.................................................................        505             488
Stockholder's deficit
  Common stock, par value $.01 per share; 1,000 shares authorized and outstanding.....
  Additional paid-in capital..........................................................      1,129           1,129
  Retained earnings (deficit).........................................................     (1,174)         (1,213)
  Accumulated other comprehensive income (loss).......................................         (5)
                                                                                       ---------------------------
      Total stockholder's equity (deficit)............................................        (50)            (84)
                                                                                       ---------------------------
                                                                                       $    2,659      $    2,667
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                  JSCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Six months ended June 30, (In millions)                         2001      2000
--------------------------------------------------------------------------------
Cash flows from operating activities
   Net income.................................................  $  43     $ 71
      Adjustments to reconcile net income to
         net cash provided by (used for) operating activities
         Gain on disposition of discontinued operations.......             (10)
         Extraordinary loss from early extinguishment of debt.      4
         Depreciation, depletion and amortization.............     61       60
         Amortization of deferred debt issuance costs.........      3        3
         Deferred income taxes................................     18       54
         Gain on sale of assets...............................     (1)      (2)
         Non-cash employee benefit income.....................     (7)      (8)
         Non-cash restructuring charge........................      1
         Non-cash interest income from SSCC...................    (31)     (25)
         Change in current assets and liabilities
            Receivables.......................................    (15)     (31)
            Inventories.......................................     11       (4)
            Prepaid expenses and other current asets..........     (2)     (11)
            Accounts payable and accrued liabilities..........    (65)     (77)
            Interest payable..................................     (8)      (3)
            Income taxes......................................      3      (30)
         Other, net...........................................      2       (2)
                                                                ---------------
   Net cash provided by (used for) operating activities.......     17      (15)
                                                                ---------------
Cash flows from investing activities
   Property additions.........................................    (39)     (49)
   Proceeds from property disposals and sale of businesses....      2        6
   Notes receivable from SSCC.................................      1        7
                                                                ---------------
   Net cash used for investing activities.....................    (36)     (36)
                                                                ---------------
Cash flows from financing activities
   Proceeds from long-term debt...............................    275
   Net borrowings (repayments) under the accounts
      receivables securitization program......................    (12)      10
   Net borrowings (repayments) of debt........................   (249)      38
   Deferred debt issuance costs...............................     (4)
   Dividends paid.............................................     (4)
                                                                ---------------
   Net cash provided by financing activities..................      6       48
                                                                ---------------
Decrease in cash and cash equivalents.........................    (13)      (3)
Cash and cash equivalents
   Beginning of period........................................     21       11
                                                                ---------------
   End of period..............................................   $  8     $  8
-------------------------------------------------------------------------------

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

3.  Restructuring and Exit Liabilities

The Company recorded a restructuring charge of $4 million during the second quarter of 2001 related to the closure of a boxboard paper machine and related operation and the shutdown of a trucking operation. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $1 million non-cash write-down. These shutdowns resulted in approximately 75 employees being terminated. The sales and operating losses of these facilities in 2001 prior to closure were $4 million and $2 million, respectively.

At December 31, 2000, the Company had $23 million of exit liabilities related primarily to the restructuring of operations. The Company had $1 million and $2 million of cash disbursements related to these exit liabilities for the three and six months ended June 30, 2001, respectively.

4.  Long-Term Debt

Bank Credit Facilities
April 2001, JSC(U.S.) closed on a $275 million tranche B term loan maturing in March 2007. The interest rate is, at the option of JSC(U.S.), either (i) the alternate base rate, as defined, or (ii) LIBOR, in each case plus an additional margin. The interest rate was LIBOR plus 2% (6.06%) at June 30, 2001. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $16 million under the JSC(U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

During January 2001, JSC(U.S.) prepaid the $65 million tranche B term loan balance.

An extraordinary loss of $2 million (net of tax of $2 million) was recorded due to the early extinguishment of the $287 million 11.25% senior notes and the $65 million tranche B term loan balance.

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

5.  Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of natural gas used in its operations.

Commodity Future Contracts
The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. As of June 30, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. For the three and six month periods ended June 30, 2001, the Company reclassified a $1 million loss and a $1 million gain, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at June 30, 2001 is an $8 million liability.

The Company recorded a $1 million loss in cost of goods sold on commodity futures contracts during the second quarter related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

The cumulative deferred hedge loss is $4 million (net of tax of $3 million) at June 30, 2001. The company expects to reclassify $4 million into earnings during the next twelve months.

6.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                       Three months ended    Six months ended
                                                            June 30,             June 30,
                                                       --------------------------------------
                                                        2001         2000     2001       2000
                                                       -----        -----    -----      -----
Net income...........................................  $  27        $  49    $  43      $  71
Other comprehensive income (loss), net of tax:
 Deferred hedge loss.................................     (4)                   (4)
 Foreign currency translation adjustment.............                           (1)
                                                       -----        -----    -----      -----
Comprehensive income.................................  $  23        $  49    $  38      $  71
                                                       =====        =====    =====      =====

7.  Business Segment Information

The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Consumer Packaging and (3) Reclamation. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Consumer Packaging segment is also highly integrated. It includes a system of mills and plants that produces a broad range of coated recycled boxboard that is converted into folding cartons and packaging labels. Folding cartons are used primarily to protect products such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising. Flexible packaging, paper and metalized paper and heat transfer labels are used in a wide range of consumer applications. The Reclamation segment collects recovered paper generated by industrial, commercial and residential sources which is used as raw material for the Company's containerboard and boxboard mills as well as sales to third party mills.

Other includes corporate related items and one nonreportable segment, Specialty Packaging. Corporate related items include the elimination of intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization, interest expense and the adjustment to record inventory at LIFO.

                                      Container-
                                       board &
                                      Corrugated      Consumer       Recla-
                                      Containers      Packaging      mation     Other     Total
                                      ----------      ---------      ------     -----     -----
Three months ended June 30,
---------------------------
  2001
  ----
  Revenues from external
     customers.....................      $  495           $243          $ 94      $ 51   $  883
  Intersegment revenues............          12              5            13         2       32
  Segment profit (loss)............          47             22             1       (24)      46

  2000
  ----
  Revenues from external
     customers.....................      $  529           $254          $182      $ 55   $1,020
  Intersegment revenues............          10              7            40         2       59
  Segment profit (loss)............          61             25             8       (22)      72

Six months ended June 30,
-------------------------
  2001
  ----
  Revenues from external
     customers.....................      $  977           $491          $199      $102   $1,769
  Intersegment revenues............          24             10            30         4       68
  Segment profit (loss)............          72             45             2       (45)      74

  2000
  ----
  Revenues from external
     customers.....................      $1,016           $493          $345      $106   $1,960
  Intersegment revenues............          22             13            77         4      116
  Segment profit (loss)............         118             43            18       (70)     109

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

Item 2. Management's Discussionand Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions, as they relate to JSCE, Inc. or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include, among others, the following:

 .  the impact of general economic conditions where we and our subsidiaries do business;
 .  general industry conditions, including competition and product and raw material prices;
 .  fluctuations in exchange rates and currency values;
 .  capital expenditure requirements;
 .  interest rates;
 .  legislative or regulatory requirements;
 .  fluctuations in energy prices; and
 .  access to capital markets.

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

Results of Operations - Second Quarter 2001 Compared to Second Quarter 2000

                                                                                       Three months ended
(In millions)                                                                               June 30,
                                                                                      ---------------------
                                                                                        2001           2000
                                                                                       -----         ------
Net sales
   Containerboard and corrugated containers.........................................   $ 495         $  529
   Consumer packaging...............................................................     243            254
   Reclamation......................................................................      94            182
   Other operations.................................................................      51             55
                                                                                       -----         ------
        Total operations............................................................   $ 883         $1,020
                                                                                       =====         ======

Profit (loss)
   Containerboard and corrugated containers.........................................   $  47         $   61
   Consumer packaging...............................................................      22             25
   Reclamation......................................................................       1              8
   Other operations.................................................................       3              4
   Corporate related items..........................................................      (7)            (1)
   Restructuring....................................................................      (4)
   Interest expense, net............................................................     (17)           (28)
   Other, net.......................................................................       1              3
                                                                                       -----         ------
      Income from continuing operations before income taxes and
             extraordinary item.....................................................   $  46         $   72
                                                                                       =====         ======

Net sales decreased 13% due primarily to lower average sales prices for reclamation products and corrugated containers and lower sales volumes for corrugated containers and folding cartons.

Cost of goods sold decreased due primarily to lower wastepaper cost. Energy cost was higher by $9 million. Cost of goods sold as a percent of net sales increased to 84% compared to 83% last year due primarily to lower average sales prices. Selling and administrative expense as a percent of net sales was 8% compared to 7% last year due primarily to lower average sales prices.

In June 2001, we recorded a $4 million restructuring charge for the closure of a paper machine and related operation that produced approximately 50,000 tons of uncoated recycled boxboard annually and the shutdown of a trucking operation.

Interest expense, net was $11 million lower due to the favorable impact of $5 million from lower overall average interest rates, $2 million from lower average borrowings and $4 million from higher interest income earned on our intercompany loan to Smurfit-Stone.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes.

Increases (Decreases) in Net Sales
----------------------------------

                                           Container-
                                             board &
                                           Corrugated     Consumer                      Other
                                           Containers     Packaging     Reclamation   Operations     Total
(In millions)                              ----------     ----------    -----------   ----------    -------
Sales price and product mix............         $(13)        $  1           $(106)       $(11)      $(129)
Sales volume...........................          (21)         (12)             18           7          (8)
                                                ----         ----           -----        ----       -----
 Net decrease..........................         $(34)        $(11)          $ (88)       $ (4)      $(137)
                                                ====         ====           =====        ====       =====

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales decreased by 6% due primarily to lower average sales prices and sales volumes for corrugated containers. Shipments of corrugated containers decreased 4% because of the impacts from the slowing U.S. economy. Containerboard production decreased 7% due to the higher market related downtime taken in 2001 to balance supply with demand. Containerboard market related downtime in the second quarter of 2001 was 69,000 tons compared to 35,000 tons last year. On average, corrugated container sales prices decreased by 1% and linerboard sales prices were lower by 5%. For solid bleached sulfate, the average sales price decreased 1% and production was higher by 2%.

Profits declined by $14 million due primarily to the lower average sales prices, the higher levels of market related downtime and higher energy costs. Lower reclaimed fiber cost favorably impacted profits. Cost of goods sold as a percent of net sales increased to 84% compared to 82% last year due to the lower average sales prices, higher levels of market related downtime and higher energy cost.

Consumer Packaging Segment
--------------------------
Net sales decreased by 4% due to lower average sales prices for coated and uncoated boxboard and lower sales volumes for folding cartons. On average, folding carton sales prices were 3% higher, coated boxboard sales prices were 11% lower and uncoated boxboard sales prices were 8% lower. Folding carton shipments decreased 6%. Production of coated boxboard decreased 9% and uncoated boxboard production was 26% lower.

Profits decreased by $3 million due primarily to higher energy and conversion costs. Profits were favorably impacted by lower reclaimed fiber cost. Cost of goods sold as a percent of net sales increased to 84% compared to 83% last year due primarily to higher conversion and energy costs.

Reclamation Segment
-------------------
Net sales decreased by 48% and profits declined by $7 million. Demand for reclaimed fiber, particularly for old corrugated containers, commonly known as OCC, the primary grade used by recycled containerboard mills, was weak and sales prices declined. The average price of OCC was lower by approximately $67 per ton and the average price of old newsprint was lower by approximately $34 per ton. Total tons of fiber reclaimed and brokered increased 1%. Cost of goods sold as a percent of net sales was 91%, comparable to last year.

Results of Operations - Six Months 2001 Compared to Six Months 2000

                                                                                               Six months ended
(In millions)                                                                                      June 30,
                                                                                            ----------------------
                                                                                              2001           2000
                                                                                             ------         ------
Net sales
   Containerboard and corrugated containers.........................................         $  977         $1,016
   Consumer packaging...............................................................            491            493
   Reclamation......................................................................            199            345
   Other operations.................................................................            102            106
                                                                                             ------         ------
        Total operations............................................................         $1,769         $1,960
                                                                                             ======         ======

Profit (loss)
   Containerboard and corrugated containers.........................................         $   72         $  118
   Consumer packaging...............................................................             45             43
   Reclamation......................................................................              2             18
   Other operations.................................................................              5              8
   Corporate related items..........................................................            (10)           (28)
   Restructuring....................................................................             (4)
   Interest expense, net............................................................            (38)           (55)
   Other, net.......................................................................              2              5
                                                                                             ------         ------
      Income from continuing operations before income taxes and
             extraordinary item.....................................................         $   74         $  109
                                                                                             ======         ======

Net sales decreased 10% due primarily to lower average sales prices for reclamation products and lower sales volumes for corrugated containers.

Cost of goods sold decreased due primarily to lower wastepaper cost. Cost of goods sold as a percent of net sales was 85% compared to 84% last year. The percent for 2001 was negatively impacted by the effects of higher levels of market related downtime and higher energy cost of $25 million. Selling and administrative expense as a percent of net sales was comparable to last year.

Interest expense, net was $17 million lower due to the favorable impact of $6 million from lower overall average interest rates, $5 million from lower average borrowings and $6 million from higher interest income earned on our intercompany loan to Smurfit-Stone.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes.

Increases (Decreases) in Net Sales
----------------------------------

                                           Container-
                                             board &
                                           Corrugated        Consumer                             Other
                                           Containers        Packaging       Reclamation        Operations         Total
(In millions)                              ----------        ---------       -----------        ----------         -----

Sales price and product mix............        $ 10            $ 15             $(178)              $(9)           $(162)
Sales volume...........................         (49)            (17)               32                 5              (29)
                                               ----            ----             -----               ---            -----
 Net decrease..........................        $(39)           $ (2)            $(146)              $(4)           $(191)
                                               ====            ====             =====               ===            =====

Containerboard and Corrugated Containers Segment
------------------------------------------------

Net sales decreased by 4% due primarily to lower sales volumes for corrugated containers. Shipments of corrugated containers decreased 6% because of the impacts from the slowing U.S. economy. Containerboard production decreased 13% due to the extensive market related downtime taken in 2001 to balance supply with demand. Containerboard market related downtime in the first half of 2001 was 129,000 tons compared to 35,000 tons last year. On average, corrugated container sales prices improved by 2% and linerboard sales prices were lower by 1%. For solid bleached sulfate, the average sales price increased 1% and production was lower by 6%.

Profits declined by $46 million due primarily to higher energy costs and the higher levels of market related downtime. Lower reclaimed fiber cost favorably impacted profits. Cost of goods sold as a percent of net sales increased to 86% compared to 82% last year due primarily to the higher levels of market related downtime and energy cost.

Consumer Packaging Segment
--------------------------

Net sales were comparable to last year. On average, folding carton sales prices were 5% higher, coated boxboard sales prices were 5% lower and uncoated boxboard sales prices were comparable. Folding carton shipments decreased 4%. Production of coated boxboard decreased 4% and uncoated boxboard production was 21% lower.

Profits increased by $2 million due primarily to higher folding carton sales prices and lower reclaimed fiber cost. Higher energy and conversion costs and lower folding carton volume partially offset the improvement. Cost of goods sold as a percent of net sales decreased to 83% compared to 84% last year due primarily to the higher folding carton sales prices and lower fiber cost.

Reclamation Segment
-------------------

Net sales decreased by 42% and profits declined by $16 million. Demand for reclaimed fiber, particularly for OCC was weak and sales prices declined. The average price of OCC was lower by approximately $61 per ton and the average price of old newsprint was lower by approximately $24 per ton. Total tons of fiber reclaimed and brokered increased 2%. Cost of goods sold as a percent of net sales increased to 92% compared to 90% last year as a result of the lower average sales prices.

Statistical Data

(In thousands of tons, except as noted)              Three months ended     Six months ended
                                                          June 30,              June 30,
                                                     ------------------     ----------------
                                                     2001          2000     2001        2000
                                                     ----          ----     ----        ----
Mill production:
  Containerboard................................      345           372       658        752
  Solid bleached sulfate........................       48            47        93         95
  Coated boxboard...............................      135           148       284        296
  Uncoated boxboard.............................       32            43        69         87
Corrugated containers sold (billion sq. ft.)....      6.9           7.2      13.7       14.6
Folding cartons sold............................      131           139       264        276
Fiber reclaimed and brokered....................    1,650         1,630     3,383      3,331

Restructuring

During the second quarter of 2001, we recorded a pretax restructuring charge of $4 million for the closure of a paper machine and related operation that produced approximately 50,000 tons of uncoated recycled boxboard annually and the shutdown of a trucking operation. Approximately 75 employees were terminated. None of the expected $2 million cash expenditures related to the closures has been incurred as of June 30, 2001.

As explained in the JSCE 2000 10-K, the restructuring of our operations in connection with the Stone Container merger was completed in 2000. The remaining cash expenditures in connection with the restructuring will be funded through operations as originally planned. For the six months ended June 30, 2001, $2 million of the $4 million anticipated cash expenditures for 2001 were incurred.

Liquidity and Capital Resources

For the six months ended June 30, 2001, cash from operating activities of $17 million, net borrowings of $10 million and available cash of $13 million were used to fund property additions of $39 million and dividends of $4 million.

In January 2001, Jefferson Smurfit (U.S.) prepaid its $65 million tranche B term loan with borrowings under the revolving credit facility.

In March 2001, the Jefferson Smurfit (U.S.) accounts receivable securitization program was amended to (i) reduce the borrowings available through the issuance of commercial paper or under the revolving credit facility from $300 million to $214 million and (ii) extend the final maturity on these borrowings from February 2002 to February 2004. A $15 million term loan remains outstanding with a February 2002 maturity date, bringing the total program size to $229 million.

In March 2001, Jefferson Smurfit (U.S.) amended its existing credit agreement to
(i) permit a $275 million new tranche B term loan and (ii) waive the requirement to make a $59 million term loan prepayment due March 31, 2001, resulting from excess cash flows generated in 2000.

In April 2001, Jefferson Smurfit (U.S.) closed on a new $275 million tranche B term loan maturing in March 2007. The interest rate is, at the option of Jefferson Smurfit (U.S.), either (i) the alternate base rate, as defined, or
(ii) LIBOR, in each case plus an additional margin. The interest rate was LIBOR plus 2% (6.06%) at June 30, 2001. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $16 million under the Jefferson Smurfit (U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

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

We expect that internally generated cash flows and existing financing resources will be sufficient for the next several years to meet our obligations, including debt service, restructuring payments, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the last six months of 2001 and for 2002 total $4 million and $173 million, respectively, with increasing amounts thereafter. We intend to hold capital expenditures for 2001 significantly below our anticipated annual depreciation level of $112 million. We expect to use any excess cash provided by operations to make further debt reductions. As of June 30, 2001, Jefferson Smurfit (U.S.) had $382 million of unused borrowing capacity under the bank credit facility and $14 million of unused borrowing capacity under the $229 million accounts receivable securitization program, subject to Jefferson Smurfit (U.S.)'s level of eligible accounts receivable.

Prospective Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of approximately $7 million per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

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

Earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Management's objective is to protect JSCE, Inc. from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at June 30, 2001.

We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of June 30, 2001, we have futures contracts to hedge approximately 90% to 100% of our expected natural gas requirements for the months of July 2001 through December 2001. We have futures contracts to hedge approximately 20% to 50% of our expected natural gas requirements for the months of January 2002 through October 2002. Management's objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The increases in energy cost discussed in Part I, Item 2 above include the impact of the natural gas futures contracts.

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

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a) The following exhibits are included in this Form 10-Q:

   None

b) Reports on Form 8-K:

   There were no Form 8-K filings during the three months ended June 30, 2001.

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         JSCE, Inc.
                                             -------------------------------
                                                        (Registrant)



Date:  August 10, 2001                           /s/ Paul K. Kaufmann
       ---------------                       -------------------------------
                                                     Paul K. Kaufmann
                                                    Vice President and
                                                   Corporate Controller
                                              (Principal Accounting Officer)