Form 10-Q
period 2001-09-30
JSCE INC
filed 2001-11-13
CIK 727742

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

For Quarter Ended September 30, 2001
Commission File Number 0-11951



                                   JSCE, Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 37-1337160
----------------------------------         ------------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

               150 North Michigan Avenue, Chicago, Illinois 60601
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (312) 346-6600
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              ---

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 2001, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
        --------------------

                                   JSCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three months ended                     Nine months ended
                                                              September 30,                          September 30,
                                                         ------------------------------------------------------------
(In millions)                                            2001              2000                 2001             2000
---------------------------------------------------------------------------------------------------------------------
Net sales ...........................................  $  861           $   969             $  2,630          $ 2,929
Cost of goods sold ..................................     720               817                2,230            2,471
Selling and administrative expenses .................      70                69                  215              216
Restructuring charge ................................                                              4
Loss (gain) on sale of assets .......................       1                (1)                                   (3)
                                                       --------------------------------------------------------------
   Income from operations ...........................      70                84                  181              245
Other income (expense)
 Interest expense, net ..............................     (13)              (27)                 (51)             (82)
 Other, net .........................................       1                                      2                3
                                                       --------------------------------------------------------------
   Income from continuing operations before
    income taxes and extraordinary item .............      58                57                  132              166
Provision for income taxes ..........................     (24)              (24)                 (53)             (68)
                                                       --------------------------------------------------------------
   Income from continuing operations
    before extraordinary item .......................      34                33                   79               98
Discontinued operations
   Gain on disposition of discontinued operations,
    net of income taxes of $4 .......................                                                               6
                                                       --------------------------------------------------------------
   Income before extraordinary item .................      34                33                   79              104
Extraordinary item

   Loss from early extinguishment of debt,
    net of income tax benefit of $2 for the
    nine months ended September 30, 2001 ............                                             (2)
                                                       --------------------------------------------------------------
   Net income .......................................  $   34           $    33             $     77          $   104
---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                   JSCE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,   December 31,
(In millions, except share data)                                                           2001           2000
-------------------------------------------------------------------------------------------------------------------
Assets                                                                                  (Unaudited)
Current assets
 Cash and cash equivalents ...................................................         $     6         $        21
 Receivables, less allowances of $9 in 2001 and 2000 .........................             350                 342
 Inventories
    Work-in-process and finished goods .......................................              85                  93
    Materials and supplies ...................................................             112                 124
                                                                                       ---------------------------
                                                                                           197                 217
 Refundable income taxes .....................................................               3                   7
 Deferred income taxes .......................................................               9                   5
 Prepaid expenses and other current assets ...................................              17                  20
                                                                                       ---------------------------
      Total current assets ...................................................             582                 612
Net property, plant and equipment ............................................           1,231               1,262
Goodwill, less accumulated amortization of $84 in 2001 and $79 in 2000 .......             193                 198
Notes receivable from SSCC ...................................................             482                 439
Other assets .................................................................             155                 156
                                                                                       ---------------------------
                                                                                       $ 2,643         $     2,667
------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholder's Equity (Deficit)

Current liabilities
 Current maturities of long-term debt ........................................         $   148         $        10
 Accounts payable ............................................................             243                 312
 Accrued compensation and payroll taxes ......................................              79                  88
 Interest payable ............................................................              36                  27
 Other current liabilities ...................................................              77                  71
                                                                                       ---------------------------
      Total current liabilities ..............................................             583                 508
Long-term debt, less current maturities ......................................           1,318               1,519
Other long-term liabilities ..................................................             234                 236
Deferred income taxes ........................................................             527                 488
Stockholder's deficit
 Common stock, par value $.01 per share; 1,000
   shares authorized and outstanding
 Additional paid-in capital ..................................................           1,129               1,129
 Retained earnings (deficit) .................................................          (1,142)             (1,213)
 Accumulated other comprehensive income (loss) ...............................              (6)
                                                                                       ---------------------------
      Total stockholder's equity (deficit) ...................................             (19)                (84)
                                                                                       ---------------------------
                                                                                       $ 2,643         $     2,667
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                   JSCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Nine months ended September 30, (In millions)                              2001           2000
==============================================================================================
Cash flows from operating activities
 Net income ...........................................................   $  77          $ 104
  Adjustments to reconcile net income to
  net cash provided by operating activities
  Gain on disposition of discontinued operations ......................                    (10)
  Extraordinary loss from early extinguishment of debt ................       4
  Depreciation, depletion and amortization ............................      92             90
  Amortization of deferred debt issuance costs ........................       4              5
  Deferred income taxes ...............................................      40             73
  Gain on sale of assets ..............................................                     (3)
  Non-cash employee benefit income ....................................      (8)           (13)
  Non-cash restructuring charge .......................................       1
  Non-cash interest income from SSCC ..................................     (48)           (39)
  Change in current assets and liabilities
     Receivables ......................................................     (18)            38
     Inventories ......................................................      21              5
     Prepaid expenses and other current assets ........................       4             (1)
     Accounts payable and accrued liabilities .........................     (73)          (109)
     Interest payable .................................................       8             23
     Income taxes .....................................................       3            (30)
     Other, net .......................................................       2
                                                                          --------------------
 Net cash provided by operating activities ............................     109            133
                                                                          --------------------
Cash flows from investing activities
 Property additions ...................................................     (60)           (80)
 Proceeds from property disposals and sale of businesses ..............       4              8
 Notes receivable from SSCC ...........................................       5              7
                                                                          --------------------
 Net cash used for investing activities ...............................     (51)           (65)
                                                                          --------------------
Cash flows from financing activities

 Proceeds from long-term debt .........................................     275
 Net borrowings (repayments) under the accounts
  receivable securitization program ...................................     (12)             3
 Net repayments of debt ...............................................    (326)           (64)
 Deferred debt issuance costs .........................................      (4)
 Dividends paid .......................................................      (6)
                                                                          --------------------
 Net cash used for financing activities ...............................     (73)           (61)
                                                                          --------------------
 Increase (decrease) in cash and cash equivalents .....................     (15)             7
 Cash and cash equivalents
 Beginning of period ..................................................      21             11
                                                                          --------------------
 End of period ........................................................   $   6          $  18
==============================================================================================

See notes to consolidated financial statements

                                   JSCE, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Tabular amounts in millions)


1.    Significant Accounting Policies

The accompanying consolidated financial statements and notes thereto of JSCE, Inc. have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the JSCE, Inc. Annual Report on Form 10-K for the year ended December 31, 2000, filed March 13, 2001 with the Securities and Exchange Commission.

JSCE, Inc., hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"). The Company owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is a guarantor of the senior secured indebtedness of JSC(U.S.). The Company has no other material operations other than its investment in JSC(U.S.). JSC(U.S.) has operations throughout the United States.

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

At December 31, 2000, the Company had $23 million of exit liabilities related primarily to the restructuring of operations. The Company had $2 million and $4 million of cash disbursements related to prior year and current year exit liabilities for the three and nine months ended September 30, 2001, respectively.

4.    Long-Term Debt

Bank Credit Facilities
In April 2001, JSC(U.S.) closed on a $275 million tranche B term loan maturing in March 2007. The interest rate is, at the option of JSC(U.S.), either (i) the alternate base rate, as defined, or (ii) LIBOR, in each case plus an additional margin. The interest rate was LIBOR plus 2.25% (5.88%) at September 30, 2001. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $16 million under the JSC(U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

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

The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of commodities used in its operations.

Commodity Future Contracts
The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. As of September 30, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. For the three and nine month periods ended September 30, 2001, the Company reclassified a $4 million loss and a $3 million loss, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at September 30, 2001 is an $11 million liability.

The Company recorded a $1 million loss in cost of goods sold on commodity futures contracts during the second quarter related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

The cumulative deferred hedge loss is $6 million (net of tax of $4 million) at September 30, 2001. The company expects to reclassify $6 million into earnings during the next twelve months.

6.   Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

                                                       Three months ended           Nine months ended
                                                          September 30,                September 30,
                                                     ---------------------------------------------------
                                                        2001       2000             2001         2000
                                                        ----       ----            -----        -----
  Net income .....................................    $    34     $    33          $    77      $  104
  Other comprehensive income (loss), net of tax:
   Deferred hedge loss ...........................         (2)                          (6)
   Foreign currency translation adjustment .......          1
                                                      -------     -------          -------      ------
  Comprehensive income ...........................    $    33     $    33          $    71      $  104
                                                      =======     =======          =======      ======


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

                                          Container-
                                           board &
                                          Corrugated     Consumer      Recla-
                                          Containers     Packaging     mation      Other        Total
                                         --------------------------------------------------------------
Three months ended September 30,
-------------------------------
    2001
    ----
    Revenues from external
       customers .....................       $   470     $   253      $    86      $   52     $    861
    Intersegment revenues ............            10           8           16           3           37
    Segment profit (loss) ............            47          23            1         (13)          58

    2000
    ----
    Revenues from external
       customers .....................       $   503     $   269      $   143      $   54     $    969
    Intersegment revenues ............            13           7           22           3           45
    Segment profit (loss) ............            45          30            4         (22)          57

Nine months ended September 30,
------------------------------
    2001
    ----
    Revenues from external
       customers .....................       $ 1,447     $   744      $   285      $  154     $  2,630
    Intersegment revenues ............            34          18           46           7          105
    Segment profit (loss) ............           119          68            3         (58)         132

    2000
    ----
    Revenues from external
       customers .....................       $ 1,519     $   762      $   488      $  160     $  2,929
    Intersegment revenues ............            35          20           99           7          161
    Segment profit (loss) ............           163          73           22         (92)         166

8.     Contingencies

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties, the uncertainty due to the joint and several nature of the Company's liabilities and experience regarding similar matters.

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

9.   Prospective Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of approximately $7 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Forward-Looking Statements

Some information included in this report may contain forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends" and similar expressions, as they relate to JSCE, Inc. or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

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

Results of Operations - Third Quarter 2001 Compared to Third Quarter 2000

                                                                                    Three months ended
 (In millions)                                                                         September 30,
                                                                                 ------------------------
                                                                                    2001          2000
                                                                                 ---------     ----------
Net sales
    Containerboard and corrugated containers ..................................  $     470     $      503
    Consumer packaging ........................................................        253            269
    Reclamation ...............................................................         86            143
    Other operations ..........................................................         52             54
                                                                                 ---------     ----------
         Total operations .....................................................  $     861     $      969
                                                                                 =========     ==========

Profit (loss)
    Containerboard and corrugated containers ..................................  $      47     $       45
    Consumer packaging ........................................................         23             30
    Reclamation ...............................................................          1              4
    Other operations ..........................................................          3              2
    Corporate related items ...................................................         (3)             2
    Gain (loss) on sale of assets .............................................         (1)             1
    Interest expense, net .....................................................        (13)           (27)
    Other, net ................................................................          1
                                                                                 ---------     ----------
         Income from continuing operations before income taxes and
             extraordinary item ...............................................  $      58     $       57
                                                                                 =========     ==========

Net sales decreased 11% due primarily to lower average sales prices for reclamation products, containerboard and corrugated containers and lower sales volumes for corrugated containers and folding cartons because of the impacts of the slowing U.S. economy.

Cost of goods sold decreased due primarily to the lower sales volume and lower wastepaper cost. Energy cost was higher by $5 million. Cost of goods sold as a percent of net sales was 84%, comparable to last year. Selling and administrative expense as a percent of net sales was 8% compared to 7% last year due primarily to lower average sales prices.

Interest expense, net was $14 million lower due to the favorable impact of $7 million from lower overall average interest rates, $3 million from lower average borrowings and $4 million from higher interest income earned on our intercompany loan to Smurfit-Stone.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which, was state income taxes.

Increases (Decreases) in Net Sales
----------------------------------

                                             Container-
                                               board &
                                             Corrugated      Consumer                          Other
(In millions)                                Containers     Packaging       Reclamation     Operations        Total
                                             ----------     ----------      -----------     ----------        -----
Sales price and product mix ................  $   (21)       $     2        $   (50)         $     1        $   (68)
Sales volume ...............................       (9)           (18)            (2)              (3)           (32)
Closed plants ..............................       (3)                           (5)                             (8)
                                              --------       -------        --------         -------        --------
    Total ..................................  $   (33)       $   (16)       $   (57)         $    (2)       $  (108)
                                              ========       ========       ========         ========       ========

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales decreased by 7% due primarily to lower average sales prices and lower sales volumes for corrugated containers. Shipments of corrugated containers decreased 3%. Containerboard production increased 10%. Containerboard market related downtime in the third quarter of 2001 was 67,000 tons compared to 102,000 tons last year. On average, corrugated container sales prices decreased by 3% and linerboard sales prices were lower by 7%. For solid bleached sulfate, the average sales price decreased 2% and production was lower by 2%.

Profits increased by $2 million due primarily to the lower levels of market related downtime and lower reclaimed fiber cost. Cost of goods sold as a percent of net sales decreased to 83% compared to 84% last year due to the lower levels of market related downtime and lower fiber cost.

Consumer Packaging Segment
--------------------------
Net sales decreased by 6% due primarily to lower sales volumes for folding cartons. Folding carton shipments decreased 8%. On average, folding carton sales prices were 2% higher, coated boxboard sales prices were 6% lower and uncoated boxboard sales prices were 12% lower. Production of coated boxboard decreased 1% and production of uncoated boxboard production, excluding the closure of our Los Angeles boxboard machine, was 3% lower.

Profits decreased by $7 million due primarily to the lower sales volume for folding cartons and higher energy cost. Profits were favorably impacted by lower reclaimed fiber cost. Cost of goods sold as a percent of net sales decreased from 83% to 82% compared to last year due primarily to higher average folding carton sales prices and lower reclaimed fiber cost.

Reclamation Segment
-------------------
Net sales decreased by 40% and profits declined by $3 million. Demand for reclaimed fiber, particularly for old corrugated containers, commonly known as OCC, the primary grade used by recycled containerboard mills, was weak and sales prices declined. The average price of OCC was lower by approximately $15 per ton and the average price of old newsprint was lower by approximately $25 per ton. Total tons of fiber reclaimed and brokered decreased 4%. Cost of goods sold as a percent of net sales was 92%, comparable to last year.

Results of Operations - Nine Months 2001 Compared to Nine Months 2000

                                                                                   Nine months ended
 (In millions)                                                                       September 30,
                                                                                  --------------------
                                                                                     2001         2000
                                                                                  -----------   ------
Net sales
    Containerboard and corrugated containers....................................  $   1,447     $    1,519
    Consumer packaging .........................................................        744            762
    Reclamation ................................................................        285            488
    Other operations ...........................................................        154            160
                                                                                  ---------     ----------
         Total operations ......................................................  $   2,630     $    2,929
                                                                                  =========     ==========

Profit (loss)
    Containerboard and corrugated containers ...................................  $     119     $      163
    Consumer packaging .........................................................         68             73
    Reclamation ................................................................          3             22
    Other operations ...........................................................          8             10
    Corporate related items ....................................................        (13)           (26)
    Gain on sale of assets .....................................................                         3
    Restructuring ..............................................................         (4)
    Interest expense, net ......................................................        (51)           (82)
    Other, net .................................................................          2              3
                                                                                  ---------     ----------
         Income from continuing operations before income taxes and
             extraordinary item ................................................  $     132     $      166
                                                                                  =========     ==========


Net sales decreased 10% due primarily to lower average sales prices for reclamation products and lower sales volumes for corrugated containers and folding cartons because of the impacts from the slowing U.S. economy.

Cost of goods sold decreased due primarily to the lower sales volumes and lower wastepaper cost. Cost of goods sold as a percent of net sales was 85% compared to 84% last year. The percent for 2001 was negatively impacted by the effects of lower sales prices, higher levels of market related downtime and higher energy cost of $30 million. Selling and administrative expense as a percent of net sales was 8% compared to 7% last year due to the lower sales.

Interest expense, net was $31 million lower due to the favorable impact of $13 million from lower overall average interest rates, $8 million from lower average borrowings and $10 million from higher interest income earned on our intercompany loan to Smurfit-Stone.

Provision for income taxes differed from the federal statutory tax rate due to several factors, the most significant of which, was state income taxes.

Increases (Decreases) in Net Sales
----------------------------------

                                             Container-
                                               board &
                                             Corrugated      Consumer                          Other
(In millions)                                Containers     Packaging       Reclamation     Operations        Total
                                             ----------     ----------      -----------     ----------        -----
Sales price and product mix..............    $   (10)       $    18        $  (222)         $     1        $  (213)
Sales volume ............................        (59)           (36)            24               (7)           (78)
Closed plants ...........................         (3)                           (5)                             (8)
                                             --------       --------       --------         -------        --------
    Total ...............................    $   (72)       $   (18)       $  (203)         $    (6)       $  (299)
                                             ========       ========       ========         ========       ========

Containerboard and Corrugated Containers Segment
------------------------------------------------
Net sales decreased by 5% due primarily to lower sales volumes for corrugated containers. Shipments of corrugated containers decreased 5%. Containerboard production decreased 6% due to the extensive market related downtime taken in 2001 to balance supply with demand. Containerboard market related downtime in the nine month period of 2001 was 196,000 tons compared to 137,000 tons last year. On average, corrugated container sales prices were flat and linerboard sales prices were lower by 3%. For solid bleached sulfate, the average sales price was flat and production was lower by 2%.

Profits declined by $44 million due primarily to higher energy costs and the higher levels of market related downtime. Lower reclaimed fiber cost favorably impacted profits. Cost of goods sold as a percent of net sales increased to 85% compared to 83% last year due primarily to the higher levels of market related downtime and energy cost.

Consumer Packaging Segment
--------------------------
Net sales decreased 2% compared to last year due primarily to lower sales volumes. Folding carton shipments decreased 6%. On average, folding carton sales prices were 4% higher, while coated boxboard sales prices were 5% lower and uncoated boxboard sales prices were 3% lower. Production of coated boxboard decreased 3% and production of uncoated boxboard production, excluding the closure of our Los Angeles boxboard machine, was 7% lower.

Profits decreased by $5 million due primarily to the lower sales volumes for folding cartons and higher energy cost. Cost of goods sold as a percent of net sales was 83%, comparable to last year.

Reclamation Segment
-------------------
Net sales decreased by 42% and profits declined by $19 million. Demand for reclaimed fiber, particularly for OCC was weak and sales prices declined. The average price of OCC was lower by approximately $45 per ton and the average price of old newsprint was lower by approximately $25 per ton. Total tons of fiber reclaimed and brokered were comparable to last year. Cost of goods sold as a percent of net sales increased to 92% compared to 91% last year as a result of the lower average sales prices.

Statistical Data

(In thousands of tons, except as noted)                       Three months ended              Nine months ended
                                                                 September 30,                  September 30,
                                                            -----------------------         ---------------------
                                                             2001            2000            2001           2000
                                                            ------         --------         ------        -------
Mill production:........................................
    Containerboard .....................................      343             312           1,001          1,064
    Solid bleached sulfate .............................       50              51             143            146
    Coated boxboard ....................................      143             144             427            440
    Uncoated boxboard ..................................       31              44             100            131
Corrugated containers sold (billion sq. ft.) ...........      6.7             7.0            20.4           21.6
Folding cartons sold ...................................      135             146             399            422
Fiber reclaimed and brokered ...........................    1,642           1,705           5,025          5,036

Restructuring

During the second quarter of 2001, we recorded a pretax restructuring charge of $4 million for the closure of a paper machine and related operation that produced approximately 50,000 tons of uncoated recycled boxboard annually and the shutdown of a trucking operation. Approximately 75 employees were terminated. As of September 30, 2001, $1 million of the expected $2 million cash expenditures related to the closures were incurred.

As explained in our Annual Report on Form 10-K for the year ended December 31, 2000, the restructuring of our operations in connection with the Stone Container merger was completed in 2000. The remaining cash expenditures in connection with the restructuring will be funded through operations as originally planned. For the nine months ended September 30, 2001, $3 million of the $4 million anticipated cash expenditures for 2001 were incurred.

Liquidity and Capital Resources

For the nine months ended September 30, 2001, new borrowings of $275 million, cash from operating activities of $109 million, proceeds of $4 million from the sale of assets, $5 million from an increase in an intercompany loan with Smurfit-Stone and available cash of $15 million were used to fund net debt payments of $338 million, property additions of $60 million, dividends of $6 million and financing fees of $4 million.

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

In April 2001, Jefferson Smurfit (U.S.) closed on a new $275 million tranche B term loan maturing in March 2007. The interest rate is, at the option of Jefferson Smurfit (U.S.), either (i) the alternate base rate, as defined, or
(ii) LIBOR, in each case plus an additional margin. The interest rate was LIBOR plus 2.25% (5.88%) at September 30, 2001. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $16 million under the Jefferson Smurfit (U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

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

We expect that internally generated cash flows and existing financing resources will be sufficient for the next several years to meet our obligations, including debt service, restructuring payments, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the last three months of 2001 and for the year ending 2002 total $2 million and $173 million, respectively, with increasing amounts thereafter. We intend to hold capital expenditures for 2001 significantly below our anticipated annual depreciation level of $112 million. As of September 30, 2001, we had authorized commitments for capital expenditures of $65 million, including $18 million for environmental projects, $7 million to maintain competitiveness and $40 million for upgrades, modernization and expansion. We expect to use any excess cash provided by operations to make further debt reductions. As of September 30, 2001, Jefferson Smurfit

(U.S.) had $437 million of unused borrowing capacity under the bank credit facility and $13 million of unused borrowing capacity under the $229 million accounts receivable securitization program, subject to Jefferson Smurfit (U.S.)'s level of eligible accounts receivable.

Environmental Compliance

The United States Environmental Protection Agency (EPA) has finalized significant portions of its comprehensive rule governing the pulp, paper and paperboard industry, known as the "Cluster Rule". Phase I of the Cluster Rule required us to convert our bleached linerboard mill at Brewton, Alabama to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects have been substantially completed at a cost of approximately $75 million as of September 30, 2001 (of which approximately $5 million has been spent in 2001). Phase II of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. Phase III of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2005. We continue to study possible means of compliance with Phases II and III of the Cluster Rule. Based on currently available information, we estimate that the compliance cost of Phases II and III of the Cluster Rule is likely to be in the range of $30 to $35 million and that such cost will be incurred over the next five years.

In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze and national ambient air quality standards. Several of our mills are located in states affected by these EPA initiatives. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost projections to our expenditure forecast.

 In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $3 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, management is of the opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position. However, we could incur significant expenditures due to changes in law or the discovery of new information, which expenditures could have a material adverse effect on our operation results.

Prospective Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

We are exposed to various market risks, including interest rate risk and commodity price risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Earnings and cash flows are significantly affected by the amount of interest on our indebtedness.Management's objective is to protect JSCE, Inc. from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at September 30, 2001.

We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of September 30, 2001, we have futures contracts to hedge approximately 85% to 100% of our expected natural gas requirements for the months of October 2001 through December 2001. We have futures contracts to hedge approximately 20% to 50% of our expected natural gas requirements for the months of January 2002 through October 2002. Management's objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The increases in energy cost discussed in Part I, Item 2 above include the impact of the natural gas futures contracts.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.   Legal Proceedings
          -----------------

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1,1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes comprised of purchasers of corrugated sheets and corrugated boxes, respectively. We are vigorously defending these cases.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

a)    The following exhibits are included in this Form 10-Q:

      None

b)    Reports on Form 8-K:

      There were no Form 8-K filings during the three months ended September 30, 2001.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                        JSCE, Inc.
                                               ----------------------------
                                                        (Registrant)






Date:      November 13, 2001                    /s/ Paul K. Kaufmann
       -------------------------               ----------------------------
                                                      Paul K. Kaufmann
                                                     Vice President and
                                                    Corporate controller
                                               (Principal Accounting Officer)