Form 10-K
period 2001-12-31
JSCE INC
filed 2002-03-13
CIK 727742

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

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

                                  -------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ______
    --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2002, none of the registrant's voting stock was held by non-affiliates.

The number of shares outstanding of the registrant's common stock as of February 28, 2002: 1,000

DOCUMENTS INCORPORATED BY REFERENCE:

                                               Part of Form 10-K Into Which
Document                                        Document is Incorporated
-------                                         ------------------------
                                                         None

The registrant meets the conditions set forth in General Instruction (I) (1)
(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted thereby.

                                   JSCE, INC.
                           Annual Report on Form 10-K
                                December 31, 2001

                                TABLE OF CONTENTS

PART I                                                                  Page No.
Item 1.  Business..............................................................2
Item 2.  Properties............................................................7
Item 3.  Legal Proceedings.....................................................7

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...............................................................9
Item 6.  Selected Financial Data..............................................10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11
Item 7a. Quantitative and Qualitative Disclosures About Market
          Risk................................................................20
Item 8.  Financial Statements and Supplementary Data..........................21
Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................48

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......48

FORWARD-LOOKING STATEMENTS
Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under
Part 1, Item 1, "Business - Environmental Compliance", under Part I, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends," and similar expressions, as they relate to JSCE, Inc. or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

..    the impact of general economic conditions in North America where we currently do business;
..    general industry conditions, including competition and product and raw material prices;
..    fluctuations in interest rates, exchange rates and currency values;
..    unanticipated capital expenditure requirements;
..    legislative or regulatory requirements, particularly concerning
..    environmental matters;
..    access to capital markets;
..    fluctuations in energy prices; and
..    obtaining required consents or waivers of lenders in the event we are unable to satisfy covenants in our debt instruments.

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

GENERAL
-------

JSCE, Inc., a Delaware corporation, is an integrated producer of containerboard, corrugated containers and other packaging products. We conduct all of our business operations through our wholly-owned subsidiary Jefferson Smurfit Corporation (U.S.) (Jefferson Smurfit (U.S.) or JSC(U.S.)), a Delaware corporation. Jefferson Smurfit (U.S.) has extensive operations throughout the United States. For the year ended December 31, 2001, our net sales were $3,466 million and net income was $108 million.

We are a wholly-owned subsidiary of Smurfit-Stone Container Corporation, a Delaware corporation. Smurfit-Stone is a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through two wholly-owned subsidiaries: JSCE and Stone Container Corporation, a Delaware corporation.

PRODUCTS
--------

We report our results of operations in four industry segments, three of which are reportable: 1) Containerboard and Corrugated Containers, 2) Consumer Packaging and 3) Reclamation. For financial information relating to our segments, see the information set forth in Note 16 in the Notes to Consolidated Financial Statements.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

The Containerboard and Corrugated Containers segment includes four paper mills, 46 container plants and a wood products plant located in the United States, one container plant located in Mexico and one container plant located in Puerto Rico. In addition, we own 63% of a medium paper mill located in New Hampshire. Our primary products include:

..    corrugated containers
..    containerboard
..    solid bleached sulfate

We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumable goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck(R) recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts.

Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. In 2001, we produced 803,000 tons of unbleached kraft linerboard, 276,000 tons of white top linerboard and 255,000 tons of recycled medium. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations or by Stone Container's corrugated container operations. In 2001, our container plants consumed 1,620,000 tons of containerboard.

Our paper mills also produce solid bleached sulfate (SBS), specializing in high-quality grades of SBS which are designed to meet the demanding print requirements of folding carton and carded packaging customers in the food, pharmaceutical, cosmetic and other niche markets. A portion of our SBS is consumed internally by our folding carton plants.

Production for our paper mills, including our proportionate share of our affiliate mill, and sales volume for our corrugated container facilities for the last three years were:

                                                  2001     2000     1999
                                                  ----     ----     ----
Tons produced (in thousands)
  Containerboard .............................    1,334    1,433    1,592
  Solid bleached sulfate .....................      187      190      189
Corrugated containers sold (in billion sq. ft.)    27.1     28.7     29.1

CONSUMER PACKAGING SEGMENT

The Consumer Packaging segment includes seven paper mills, 17 folding carton plants and nine other converting plants located in the United States. Our primary products include:

..    folding cartons
..    coated and uncoated recycled boxboard
..    laminated products
..    paper, foil and heat transfer labels
..    rotogravure cylinders

Folding cartons are used primarily to protect customers' products, while providing point of purchase advertising. We produce a full range of carton styles appropriate to nearly all carton end uses. The folding carton plants offer extensive converting capabilities, including sheet and web lithographic, rotogravure and flexographic printing and laminating. The folding carton plants also provide a full line of structural and graphic design services tailored to specific technical requirements, as well as photography for packaging, sales promotion concepts and point of purchase displays. Converting capabilities include gluing, tray forming, windowing, waxing and laminating, plus other specialties. Our customer base is made up primarily of producers of packaged foods, beverages, fast food, detergents, paper, pharmaceuticals and cosmetics. Our customers range from local accounts to large national accounts.

Our coated recycled boxboard mills produce the broadest range of recycled grades in the industry, including clay-coated newsback, kraftback and whiteback, as well as waxable and laminated grades. Our coated boxboard mills and folding carton operations are highly integrated, with the majority of our coated boxboard used internally by our folding carton operations. In 2001, our folding carton and lamination plants consumed 519,000 tons of recycled boxboard and solid bleached sulfate, representing an integration level of approximately 68%.

Our uncoated recycled boxboard production is used primarily in the manufacture of paper tube and core products. Uncoated boxboard products include reclaimed fiber drum stock, tube stock, bending chip, shoe boxboard, partitions and other specialty boxboard.

All of our boxboard is made from 100 percent reclaimed fiber. Production for the coated and uncoated boxboard mills and sales volume for the folding carton facilities for the last three years were:

                                          2001  2000  1999
                                          ----  ----  ----
Tons produced (in thousands)
  Coated boxboard ......................   569   590   581
  Uncoated boxboard ....................   118   126   118
Folding cartons sold (tons, in thousands)  523   561   549

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

RECLAMATION SEGMENT

Our reclamation operations procure fiber resources for Smurfit-Stone's paper mills as well as for other producers. We operate 23 reclamation facilities throughout the United States that collect, sort, grade and bale recovered paper. We also collect aluminum and glass for resale to manufacturers of these products. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to Smurfit-Stone's recycled paper mills and other producers on a regional and national contract basis. Brokerage contracts provide bulk purchasing, resulting in lower prices and cleaner recovered paper. Many of our reclamation facilities are located close to Smurfit-Stone's recycled paper mills, ensuring availability of supply with minimal shipping costs. Domestic tons of fiber reclaimed and brokered collected for 2001, 2000 and 1999 were 6,714,000, 6,768,000, and 6,560,000, respectively.

NON-REPORTABLE SEGMENT

SPECIALTY PACKAGING
We produce paper tubes and cores, solid fiber partitions and flexible packaging products at 24 locations in the United States and one plant in Canada. Paper tubes and cores are used primarily for paper, film and foil, yarn carriers and other textile products and furniture components. Solid fiber partitions are used by customers in the pharmaceutical, cosmetics, glass container, automotive and medical supply industries. In addition, our contract packaging plant provides custom contract packaging services, including cartoning, bagging, liquid-filling or powder-filling and high-speed overwrapping.

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

MARKETING
---------

Our marketing strategy is to sell a broad range of paper-based packaging products to marketers of industrial and consumer products. In managing the marketing activities of our paperboard mills, we seek to meet the quality and service needs of the customers at our converting plants at the most efficient cost, while balancing those needs against the demands of our open market customers. Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high volume commodity products.

We seek to serve a broad customer base for each of our industry segments and as a result serve thousands of accounts from our plants. Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. We complement our local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant due to production capacity, logistics and equipment requirements.

Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a material adverse effect on our business.

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

RESEARCH AND DEVELOPMENT
------------------------

Our research and development center, located in Carol Stream, Illinois, uses state-of-the-art technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services.

We actively pursue applications for patents on new inventions and designs and attempt to protect our patents against infringement. Nevertheless, we believe our success and growth are more dependent on the quality of our products and our relationships with customers, than on the extent of our patent protection. We hold or are licensed to use certain patents, licenses, trademarks and trade names on products, but we do not consider the successful continuation of any material aspect of our business to be dependent upon such intellectual property.

EMPLOYEES
---------

We had approximately 13,800 employees at December 31, 2001, of which approximately 13,500 were employees of U.S. operations. Approximately 8,300 (61%) of our domestic employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

..    Fernandina Beach, Florida - June 2003
..    Brewton, Alabama - October 2007

We believe our employee relations are generally good. We are currently in the process of bargaining with unions representing production employees at a number of our operations. There were no significant or material work stoppages during 2001. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

In particular, the United States Environmental Protection Agency (EPA) has finalized significant portions of its comprehensive rule governing the pulp, paper and paperboard industry, known as the "Cluster Rule". Phase I of the Cluster Rule required us to convert our bleached linerboard mill at Brewton, Alabama to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects have been substantially completed at a cost of approximately $77 million (of which approximately $7 million was spent in 2001). Phase II of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. Phase III of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2005. We continue to study possible means of compliance with Phases II and III of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of Phases II and III of the Cluster Rule is likely to be in the range of $30 million to $35 million and that such cost will be incurred over the next five years.

In addition to Cluster Rule compliance, we also anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years we have spent an average of approximately $2 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, it is our opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position. However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results.

ITEM 2.  PROPERTIES
         ----------

We maintain manufacturing facilities and sales offices throughout North America. We believe our facilities are adequately insured, properly maintained and equipped with machinery suitable for their use. Our manufacturing facilities as of December 31, 2001 are summarized below.

                                     Number of Facilities           State
                                 ---------------------------
                                  Total     Owned     Leased     Locations (a)
                                 -------   -------   -------     -------------

United States
  Paper mills.....................   11        11                       8
  Corrugated container plants.....   46        35         11           21
  Consumer packaging plants.......   26        20          6           11
  Specialty packaging plants......   24         7         17           16
  Reclamation plants..............   23        16          7           14
  Cladwood(R) plants..............    2         2                       1
  Wood products plant.............    1         1                       1
                                    ---        --         --
  Subtotal........................  133        92         41           29

Canada and Other North America
 Corrugated container plants.....     2         2                     N/A
 Specialty packaging plant.......     1         1                     N/A
                                     --        --         --
 Subtotal........................     3         3                     N/A
                                     --        --         --

Total............................   136        95         41          N/A

(a) Reflects the number of states in which we have at least one manufacturing facility.

The paper mills represent approximately 57% of our investment in property, plant and equipment. The approximate annual tons of productive capacity of our paper mills, including our proportionate share of the affiliate's productive capacity, at December 31, 2001 were:

                                                      Annual Capacity
                                                      ---------------
                                                      (in thousands)

Containerboard...........................................    1,641
Solid bleached sulfate...................................      200
Coated and uncoated boxboard.............................      729
                                                             -----
Total....................................................    2,570

Substantially all of our operating facilities have been pledged as collateral under our various credit facilities. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Financing Activities.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

LITIGATION
----------

Our subsidiary, Smurfit Newsprint Corporation, is a party to a Settlement Agreement to implement a nationwide class action settlement of claims involving Cladwood(R), a composite wood siding product manufactured by Smurfit Newsprint that has been used primarily in the construction of manufactured or mobile homes. The class action claimants alleged that Cladwood(R) siding on their homes prematurely failed. The settlement was reached in connection with a class action pending in King County, Washington and also resolved all other pending class actions. As a result of the settlement in 1998, Smurfit Newsprint paid
$20 million into a settlement fund, plus up to approximately $6.5 million of administrative costs, plaintiffs' attorneys' fees, and class representative payments. Smurfit Newsprint retained a reversionary interest in a portion of the settlement fund and, based on this interest, obtained a return of $10 million from the fund in 2000. The claims period was originally scheduled to expire in February 2002, but will be extended for up to three years in accordance with a protocol that limits Smurfit Newsprint's liability for future claims to the amount remaining in the claim fund.

In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings is pending in the Third Circuit Court of Appeals. We are vigorously defending these cases.

We are a defendant in a number of lawsuits and claims arising out of the conduct of our business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

ENVIRONMENTAL MATTERS
---------------------

Federal, state and local environmental requirements are a significant factor in our business. We employ processes in the manufacture of paperboard and other products which result in various discharges, emissions, and wastes. These processes are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. We operate and expect to continue operating under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes.

We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Our relative percentage of waste deposited at these sites ranges from 1% to 6%. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for the investigation and/or remediation of certain company-owned properties.

Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2001, we had approximately $15 million reserved for environmental liabilities. We believe that our liability for these matters was adequately reserved at December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -------------------------------------------------------------
         MATTERS
         -------

MARKET INFORMATION
------------------

We are a wholly-owned subsidiary of Smurfit-Stone, and therefore, all of our outstanding common stock is owned by Smurfit-Stone. As a result, there is no established public market for our common stock.

DIVIDENDS ON COMMON STOCK
-------------------------

We paid dividends to Smurfit-Stone in the aggregate amount of approximately $8 million in 2001 to fund the dividend obligations of Smurfit-Stone to the holders of the 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock of Smurfit-Stone. Our ability to pay dividends in the future is restricted by certain provisions contained in Jefferson Smurfit (U.S.)'s credit agreement and the indentures relating to Jefferson Smurfit (U.S.)'s outstanding indebtedness, which we guarantee. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
(In millions, except statistical data)

------------------------------------------------------------------------------------------------------
                                                          2001      2000    1999      1998      1997
------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS (a)
Net sales.............................................   $ 3,466  $ 3,867  $ 3,413   $ 3,155   $ 3,060
Income (loss) from operations (b) (c).................       243      346      633       (78)      176
Income (loss) from continuing operations before
  extraordinary item and cumulative effect of
  accounting change...................................       110      146      276      (171)      (19)
Discontinued operations, net of income tax provision..                  6        6        27        20
Net income (loss).....................................       108      151      272      (160)        1

------------------------------------------------------------------------------------------------------
OTHER FINANCIAL DATA
Net cash provided by operating activities.............   $   183  $   247   $  103   $   117   $    88
Net cash provided by (used for) investing activities..       (75)    (129)     829      (595)     (175)
Net cash provided by (used for) financing activities..      (118)    (108)    (939)      484        87
Depreciation, depletion and amortization..............       124      120      134       134       127
Capital investments and acquisitions..................        86      116       69       265       191
Working capital, net..................................       (12)     104       41       145        71
Property, plant, equipment and timberland, net........     1,223    1,262    1,309     1,760     1,788
Total assets..........................................     2,544    2,667    2,736     3,174     2,771
Long-term debt........................................     1,427    1,529    1,636     2,570     2,040
Stockholder's deficit.................................       (44)     (84)    (235)     (538)     (374)

------------------------------------------------------------------------------------------------------
STATISTICAL DATA (TONS IN THOUSANDS)
Containerboard production (tons)......................     1,334    1,433    1,592     1,978     2,024
Solid bleached sulfate production (tons)..............       187      190      189       185       190
Coated boxboard production (tons).....................       569      590      581       582       585
Uncoated boxboard production (tons)...................       128      169      165       175       176
Corrugated containers sold (billion sq. ft.)..........      27.1     28.7     29.1      29.9      31.7
Folding cartons sold (tons)...........................       523      561      549       507       463
Fiber reclaimed and brokered (tons)...................     6,714    6,768    6,560     5,155     4,832
Number of employees...................................    13,800   14,100   14,400    15,000    15,800

(a) Our subsidiary, Smurfit Newsprint, completed its exit from the newsprint business in May 2000. Accordingly, the newsprint operations are presented as a discontinued operation.

(b) We recorded a gain of $407 million on the sale of our timberlands in 1999.

(c) In connection with the Stone Container merger, we recorded charges of $310 million in the fourth quarter of 1998, including $257 million of restructuring charges, $30 million for settlement of our Cladwood(R) litigation and $23 million of merger-related costs. We recorded additional restructuring charges in 1999 and 2001 of $9 million and $4 million, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ----------------------

GENERAL
-------

Market conditions and demand for containerboard and corrugated containers, our primary products, have historically been subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability.

Market conditions were generally strong in 1999 and the first half of 2000. Linerboard prices increased to $480 per ton during this period and held through the end of 2000. Corrugated container shipments for the industry in 1999 increased approximately 2% compared to 1998. Domestic economic growth began to slow in the second half of 2000, however, and corrugated container shipments for the industry in 2000 declined 1% compared to 1999. Market conditions continued to deteriorate in 2001 and industry demand for corrugated containers declined 6% compared to 2000, the worst performance since 1975. This slowdown in the U.S. economy, in addition to weak export markets, exerted downward pressure on containerboard demand. In order to maintain a balance between supply and demand, the containerboard industry took extensive market related downtime in 2000 and 2001. The sluggish corrugated demand in 2001 and the excess supply of containerboard resulted in an 11% decline in linerboard pricing to $425 per ton by the end of 2001. Corrugated container prices also declined during this period. In February 2002, linerboard declined an additional $5 per ton to $420 per ton. We do not expect a recovery in demand for corrugated containers until the U.S. economy strengthens.

Market conditions in the folding carton and recycled boxboard mill industry were strong in 1999 and 2000 and sales price increases were implemented in the fourth quarter of 1999 and the second quarter of 2000. For 2000, coated recycled boxboard prices were higher than 1999 by $40 per ton. Industry shipments of folding cartons increased 3% in 2000. Recycled boxboard mill operating rates were lower, however, and production of recycled folding grades decreased 1% compared to 1999. Markets were steady in the first half of 2001, but weakened in the second half. Industry prices for folding cartons were higher in 2001 by 1%. Industry shipments of folding cartons declined by 1% and recycled boxboard mill production declined by 5% in 2001.

Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our products. Demand for reclaimed fiber was strong in 1999 primarily as a result of strong export demand. Demand weakened however, in the second half of 2000 as the containerboard industry took extensive market related downtime. Prices declined in 2000 and continued to be depressed throughout 2001 as more paper mills took downtime to manage their inventories. The price of old corrugated containers, commonly known as OCC, the principal grade used in recycled containerboard mills, was lower in 2001 compared to 2000 by approximately 40%. Wood fiber prices, in areas where we procure wood, increased 1% in 2001 compared to 2000.

RESULTS OF OPERATIONS
---------------------

Segment Data
(In millions)                                  2001                  2000                   1999
                                          ---------------      ----------------       ----------------
                                           Net    Profit/        Net    Profit/         Net    Profit/
                                          Sales   (Loss)        Sales   (Loss)         Sales   (Loss)
                                          ------  ------       -------  ------        ------   ------
Containerboard and corrugated containers  $1,905  $ 156          $2,033  $ 220         $1,818  $ 195
Consumer packaging ...................       982     91           1,017     99            951     91
Reclamation ..........................       375      6             605     26            452     17
Other operations .....................       204      9             212     13            192     16
                                          ------  -----          ------  -----         ------  -----
  Total operations ...................    $3,466    262          $3,867    358         $3,413    319
                                          ======                 ======                ======

Restructuring charges ................               (4)                                          (9)
Gain on sale of assets ...............                1                      4                   407
Interest expense, net ................              (60)                  (103)                 (175)
Corporate expenses and other .........              (13)                   (14)                  (80)
                                                   -----                 -----                  -----
Income from continuing operations before
  income taxes and extraordinary item             $ 186                  $ 245                 $ 462
                                                  =====                  =====                 ======

Corporate expenses and other include corporate expenses, intracompany profit elimination and LIFO expense, goodwill amortization, corporate charges to segments for working capital interest and other expenses not allocated to segments. The effects of lower intracompany profit elimination and LIFO expense favorably impacted corporate expenses and other in 2000 and 2001.

2001 COMPARED TO 2000
---------------------

Poor market conditions for our major products led to a 10% decline in our consolidated net sales in 2001. Lower sales prices for containerboard, corrugated containers and reclamation products, and reduced shipments of containerboard, corrugated containers and folding cartons were the major reasons for the decline. In addition, the closure of a paper machine, a trucking operation and the sale of three reclamation facilities negatively impacted net sales by $33 million. The decrease in net sales for each of our segments is summarized in the chart below.

                             Containerboard
                              & Corrugated      Consumer                    Other
(In millions)                   Containers      Packaging    Reclamation  Operations     Total
                             --------------    -----------   -----------  ----------     -----
Sales prices and product mix .     $  (45)        $  21        $ (236)      $ (3)        $(263)
Sales volume .................        (78)          (56)           34         (5)         (105)
Closed or sold facilities ....         (5)                        (28)                     (33)
                                   -------        ------       -------      -----        ------
    Total ....................     $ (128)        $ (35)       $ (230)      $ (8)        $(401)
                                   =======        ======       =======      =====        ======

Income from continuing operations before income taxes and extraordinary item was $186 million, a decrease of $59 million compared to 2000. The decrease was due primarily to the decline in earnings of our operating segments, particularly in the Containerboard and Corrugated Containers segment. Interest expense, net was lower compared to 2000, partially offsetting the declines in segment earnings. Net income was $108 million in 2001 compared to $151 million in 2000.

COSTS AND EXPENSES
Consolidated cost of goods sold decreased due primarily to lower reclaimed fiber cost and lower sales volumes. Reclaimed fiber cost was lower by approximately $245 million. Cost of goods sold was unfavorably impacted by higher energy cost of $26 million. Cost of goods sold as a percent of net sales increased to 85% compared to 84% in 2000 due primarily to the effects of our lower average sales prices. Selling and administrative expense as a percent of net sales was 8% compared to 7% in 2000 due to our lower average sales prices.

During 2001, we recorded a restructuring charge of $4 million related to the closure of a paper machine and related operation that produced approximately 50,000 tons of uncoated recycled boxboard annually and a trucking operation.

Interest expense, net declined $43 million due to the favorable impacts of: $23 million from lower overall average interest rates; $11 million from lower average borrowings; and $9 million from higher interest income. The overall average effective interest rate in 2001 was lower than 2000 by 1.5%. Interest income for 2001 included $65 million of accrued interest on our intercompany notes receivable from Smurfit-Stone compared to $53 million accrued in 2000.

Other, net in our Consolidated Statements of Operation was comparable to 2000.

Provision for income taxes in 2001 differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes. For information concerning income taxes, see Liquidity and Capital Resources and Note 8 of the Notes to Consolidated Financial Statements.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT
Net sales decreased by 6% due primarily to lower average sales prices and lower sales volume for containerboard and corrugated containers. The weak market conditions during 2001 resulted in excessive supplies of containerboard and prices declined. We took market related downtime in order to maintain a lower level of inventory. On average, corrugated container prices declined 1% and linerboard prices were lower by 5%. Solid bleached sulfate prices were 2% lower.

Production of containerboard declined 7% in 2001 because we curtailed production to meet demand. We took approximately 284,000 tons of containerboard market related downtime in 2001 compared to 181,000 tons in 2000. Corrugated container sales volume decreased 6%. Solid bleached sulfate production decreased 2%.

Profits decreased by $64 million due primarily to our lower average sales prices. The higher level of market related downtime taken in 2001 and higher energy cost also had a negative impact on profits. Profits were favorably impacted by lower fiber cost. Cost of goods sold as a percent of net sales increased from 83% in 2000 to 86% in 2001 due primarily to our lower average sales prices.

CONSUMER PACKAGING SEGMENT
Net sales decreased by 3% due primarily to lower sales volume for folding cartons. Sales of laminated products and recycled boxboard were also lower. On average, folding carton sales prices were 3% higher than last year, but coated boxboard sales prices were 3% lower and uncoated boxboard sales prices were 4% lower. Sales volume of folding cartons decreased 7% due to overall economic conditions, an industry-wide decline in the soap powder business and the expiration of certain customer contracts. Production of coated boxboard decreased 4% and production of uncoated boxboard decreased 6%, excluding the closure of our Los Angeles boxboard machine.

Profits declined 8% due primarily to lower sales volume for folding cartons, higher converting cost and higher energy cost. Profits were favorably impacted by lower reclaimed fiber cost. Cost of goods sold as a percent of net sales was 83% in 2001, unchanged from 2000.

RECLAMATION SEGMENT
Net sales decreased 38% due primarily to lower average sales prices and the sale of three facilities. Demand for OCC was weak as a result of the significant amount of market related downtime taken by domestic containerboard paper mills. Export markets were strong in 2001. On average, OCC prices decreased 40% and old newsprint prices decreased 34%. Profits decreased $20 million (77%) due primarily to our lower average sales prices. Cost of goods sold as a percent of net sales was 91% in 2001, unchanged from last year.

OTHER OPERATIONS
Net sales decreased 4% due primarily to lower average sales prices and lower sales volumes for specialty products. Profits declined $4 million to $9 million due primarily to the lower average sales prices.

2000 COMPARED TO 1999
---------------------

Improvements in containerboard and other markets in 2000 were the primary reasons for the increase in net sales. Consolidated net sales increased 13% compared to 1999. The increase in net sales for each of our segments is summarized in the chart below.

                              Containerboard
                              & Corrugated      Consumer                     Other
(In millions)                   Containers      Packaging     Reclamation  Operations     Total
                              --------------    ----------    -----------  ----------     -----
Sales prices and product mix ..   $ 263           $ 55           $ 104        $ 17        $ 439
Sales volume ..................      18             15              70           3          106
Closed facilities .............     (66)            (4)            (21)                     (91)
                                  -----           -----          -----        ----        -----
Total .........................   $ 215           $ 66           $ 153        $ 20        $ 454
                                  =====           =====          =====        ====        =====

COSTS AND EXPENSES
Consolidated cost of goods sold increased compared to 1999 due primarily to higher reclaimed fiber cost and higher sales volume. Reclaimed fiber cost was higher by approximately $130 million. Energy cost was higher by $22 million. Cost of goods sold as a percent of net sales was 84%, comparable to 1999.

Selling and administrative expenses declined compared to 2000 as a result of $26 million of expense in 1999 related to the cashless exercise of Smurfit-Stone stock options under the Jefferson Smurfit Corporation stock option plan. Selling and administrative expense as a percent of net sales declined from 9% in 1999 to 7% in 2000, primarily as a result of the higher sales prices in 2000.

Gain on sale of assets in our Consolidated Statements of Operations for 2000 declined $403 million due primarily to a gain of $407 million recorded in 1999 on the sale of our timberlands.

Interest expense, net declined $72 million due to the favorable impacts of $73 million from lower average borrowings and $6 million from higher interest income. Interest expense was unfavorably impacted by $7 million from higher overall average interest rates. Our overall average effective interest rate in 2000 was higher than in 1999 by 0.5%. Interest income for 2000 included $53 million of accrued interest on our intercompany notes receivable from Smurfit-Stone compared to $49 million accrued in 1999.

The effective income tax rate in 2000 differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes. For information concerning income taxes, see Liquidity and Capital Resources and Note 8 of the Notes to Consolidated Financial Statements.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT
Net sales increased by 12% and profits improved by $25 million (13%) to $220 million. Market conditions were stronger in the first half of the year, enabling us to implement a linerboard price increase on February 1, followed by corresponding price increases for corrugated containers. Although shipments grew weaker as the year progressed, we were able to maintain the price increases achieved earlier in the year. On average, corrugated container prices improved 16% and linerboard was higher by 17%. Solid bleached sulfate prices also increased during the year and, on average, were 6% higher.

Production of containerboard declined 10% and corrugated container shipments declined 1%. Containerboard volume declined as a result of higher levels of market related downtime. Corrugated container sales volume decreased as a result of plant closures and weaker demand in the second half of 2000. Solid bleached sulfate production increased 1%.

Profits increased due to the higher average sales prices, although market related downtime and higher cost of energy and fiber partially offset the sales price improvements. Cost of goods sold as a percent of net sales increased from 82% in 1999 to 83% in 2000 due primarily to the increased market related downtime and the sale of our timberland operations.

CONSUMER PACKAGING SEGMENT
Net sales for 2000 increased by 7% due to higher sales prices and an increase in shipments. For the year, on average, coated boxboard sales prices were 8% higher and folding carton sales prices were 6% higher. Uncoated boxboard sales prices were 10% higher. Sales volume of folding cartons increased 2%. Production of coated boxboard increased 2% and production of uncoated boxboard increased 7%.

Profits improved 9% due primarily to the improvement in sales prices. An increase in reclaimed fiber cost and higher energy cost partially offset the improvement in pricing. Profits in the label operations declined due to competitive pricing and increases in raw material cost. Cost of goods sold as a percent of net sales was 83% in 2000, unchanged from 1999.

RECLAMATION SEGMENT
Net sales increased 34% due to higher sales prices and an increase in third party shipments. Demand for OCC was strong in the first half of 2000, but weakened in the second half as more paper mills took downtime to manage their inventories. Sales prices were higher in the first half of the year as a result of the strong demand. On average for 2000, OCC sales prices increased 8% and old newsprint prices increased 47%. An increase in the cost of reclaimed fiber partially offset the improvement in sales price. Profits increased $9 million due primarily to higher average sales prices and volume and lower employee compensation cost. Cost of goods sold as a percent of net sales increased from 89% in 1999 to 91% in 2000 due primarily to the higher cost of reclaimed fiber.

OTHER OPERATIONS
Net sales for 2000 increased 10% due primarily to higher sales prices. Profits in 2000 declined $3 million to $13 million due primarily to lower sales volume.

DISCONTINUED OPERATIONS
-----------------------

In February 1999, we adopted a formal plan to sell the operating assets of our subsidiary, Smurfit Newsprint. Accordingly, the newsprint operations of Smurfit Newsprint were accounted for as a discontinued operation. In November 1999, we sold our Newberg, Oregon newsprint mill for approximately $211 million. In May 2000, we transferred ownership of the Oregon City, Oregon newsprint mill to a third party, thereby completing our exit from the newsprint business. We received no proceeds from the transfer. The 1999 results of discontinued operations included the realized gain on the sale of the Newberg mill, an expected loss on the transfer of the Oregon City mill, the actual results from the measurement date through December 31, 1999 and the estimated losses on the Oregon City mill through the expected disposition date. In 2000, we recorded a $6 million after-tax gain to reflect adjustments to estimates made in 1999 on disposition of discontinued operations.

RESTRUCTURINGS AND SMURFIT-STONE MERGER
---------------------------------------

In 2001, we recorded restructuring charges of $4 million related to the closure of a paper machine and related operation and a trucking operation. The assets of the facilities closed in 2001 were adjusted to their estimated fair value less cost to sell, resulting in a $2 million non-cash write down. These shutdowns resulted in approximately 75 employees being terminated.

As explained in our 2000 Annual Report on Form 10-K, we had $23 million of exit liabilities remaining as of December 31, 2000 related to the Smurfit-Stone merger and from our restructuring activities. During 2001, we incurred approximately $5 million of cash expenditures for exit liabilities. Exit liabilities of $20 million remained as of December 31, 2001. Since the Smurfit-Stone merger, through December 31, 2001, we have incurred approximately $53 million (73%) of the planned cash expenditures to close facilities, pay severance and pay other exit liabilities. Future cash outlays, principally for long-term commitments, are expected to be $4 million in 2002, $2 million in 2003 and $14 million thereafter. The remaining cash expenditures in connection with the restructuring will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

GENERAL
Cash provided by operating activities in 2001 totaled $183 million compared to $247 million in 2000. The largest factor in the 2001 decrease was the decline in earnings of our Containerboard and Corrugated Containers segment, although the decline was partially offset by a reduction in net interest expense. In 2001, we had additional cash provided from new borrowings, which, net of financing fees and other refinancing costs, totaled $271 million and asset sales of $6 million. Our primary uses of cash in 2001 were $381 million for debt repayments, $86 million for property, plant and equipment and $8 million for dividends to Smurfit-Stone.

As of December 31, 2001, our wholly-owned subsidiary, JSC Capital Corporation, has unsecured intercompany notes receivable from Smurfit-Stone totaling $499 million. The loans arose primarily in connection with the Smurfit-Stone merger and include interest accrued from November 18, 1998, the date of the merger. With the exception of a note issued November 15, 2000, the notes bear interest at the rate of 14.21% per annum. The note issued on November 15, 2000 was in the amount of $30 million and bears interest at the rate of 15.39% per annum. Smurfit-Stone has the option of paying the interest in cash or compounding the interest into the principal amount of the notes. Interest income since inception has been added to the principal amount of the notes. All of the notes have a maturity date of November 18, 2004.

We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) credit agreement and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for 2002 and 2003 total $150 million and $746 million, respectively. We are exploring a number of options to repay or refinance these debt maturities. We have historically had good access to the capital markets and expect to be able to repay or refinance these debt maturities before their maturity dates. Although we believe we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

We intend to hold capital expenditures for 2002 significantly below our anticipated depreciation level of $116 million. As of December 31, 2001, we had authorized commitments for capital expenditures of $50 million, including $16 million for environmental projects, $5 million to maintain competitiveness and $29 million for upgrades, modernization and expansion.

We expect to use any excess cash flows provided by operations to make further debt reductions. As of December 31, 2001, Jefferson Smurfit (U.S.) had $437 million of unused borrowing capacity under its bank credit facility and $28 million of unused borrowing capacity under our $229 million accounts receivable securitization program, subject to Jefferson Smurfit (U.S.)'s level of eligible accounts receivable.

FINANCING ACTIVITIES
In January 2001, Jefferson Smurfit (U.S.) prepaid its $65 million Tranche B term loan balance with borrowings under the revolving credit facility.

In March 2001, the Jefferson Smurfit (U.S.) accounts receivable securitization program was amended to (i) reduce the borrowings available through the issuance of commercial paper or under the revolving credit facility from $300 million to $214 million and (ii) extend the final maturity on these borrowings from February 2002 to February 2004. A $15 million term loan was also outstanding as of December 31, 2001, bringing the total program size at December 31, 2001 to $229 million. The $15 million term loan was repaid in February 2002.

In March 2001, Jefferson Smurfit (U.S.) amended its existing credit agreement to (i) permit a $275 million new Tranche B term loan and (ii) waive the requirement to make a $59 million term loan payment due March 31, 2001, resulting from excess cash flows generated in 2000.

In April 2001, Jefferson Smurfit (U.S.) closed on a new $275 million Tranche B term loan maturing in March 2007. The interest rate is, at the option of Jefferson Smurfit (U.S.), either (i) the alternate base rate, as defined, or
(ii) LIBOR, in each case, plus an additional margin. The interest rate was LIBOR plus 2.00% (4.13%) at December 31, 2001. In May 2001, the proceeds of the term loan, along with additional borrowings of approximately $16 million under the Jefferson Smurfit (U.S.) revolving credit facility, were used to call, at par, the $287 million 11.25% senior notes due in 2004 and pay related fees and expenses.

The obligations under the Jefferson Smurfit (U.S.) credit agreement are unconditionally guaranteed by JSCE, Smurfit-Stone and certain subsidiaries of Jefferson Smurfit (U.S.). The obligations under the Jefferson Smurfit (U.S.) credit agreement are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.) and its subsidiaries.

In January 2002, Jefferson Smurfit (U.S.) obtained a waiver and an amendment from its lender group for relief from certain financial covenant requirements under the Jefferson Smurfit (U.S.) credit agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods. The credit agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions,
(iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The credit agreement also requires prepayments of the term loans from excess cash flows, as defined, and proceeds from certain asset sales, insurance and incurrence of certain indebtedness. Such restrictions, together with our highly leveraged position, could restrict our corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We believe the likelihood of our breaching our debt covenants in 2002 is remote absent any material adverse event affecting the U.S. economy as a whole. We also believe that if a material adverse event would affect us, our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders' actions. If our debt is placed in default, we would experience a material adverse impact on our financial condition.

Loans under Jefferson Smurfit (U.S.)'s revolving credit facility and Tranche A term loan bear interest at variable rates selected at the option of Jefferson Smurfit (U.S.) equal to adjusted LIBOR plus a margin ranging from 2.5% to 1.5% or the alternate base rate (ABR) (as defined) plus a margin ranging from 1.5% to 0.5%. Outstanding loans under Jefferson Smurfit (U.S.)'s Tranche B term loan bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 2.00% to 3.25%.

ENVIRONMENTAL MATTERS
Phase I of the Cluster Rule required us to convert our bleached linerboard mill at Brewton, Alabama to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects were substantially completed at a cost of approximately $77 million as of December 31, 2001 (of which approximately $7 million was spent in 2001). Phase II of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. Phase III of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2005. We continue to study possible means of compliance with Phases II and III of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of Phases II and III of the Cluster Rule is likely to be in the range of $30 million to $35 million and that such cost will be incurred over the next five years.

In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years we have spent an average of approximately $2 million annually on capital expenditures for environmental purposes. We anticipate that environmental capital expenditures will be approximately $3 million in 2002.

TRANSFER OF FINANCIAL ASSETS
----------------------------

At December 31, 2001, we had one off-balance sheet financing arrangement. We sold 980,000 acres of owned and leased timberland in October 1999. The final purchase price, after adjustments, was $710 million. We received $225 million in cash and $485 million in the form of installment notes. Under our program to monetize the installment notes receivable, the notes were sold, without recourse, to Timber Notes Holdings LLC (TNH), a wholly-owned subsidiary of Jefferson Smurfit (U.S.) and a qualified special purpose entity under the provisions of Statement of Financial Accounting Standard (SFAS) No. 140, for $430 million cash proceeds and a residual interest in the notes. The residual interest included in other assets in the accompanying consolidated balance sheet was $40 million at December 31, 2001. TNH and its creditors have no recourse to us in the event of default on the installment notes.

EFFECTS OF INFLATION
--------------------

Although inflation has slowed in recent years, it is still a factor in the economy and we continue to seek ways to mitigate its impact. In 2000, energy resources were tight in certain areas of the United States and prices of natural gas and purchased electricity escalated dramatically. Our paper mills are large users of energy and we attempt to mitigate cost increases through hedging programs and supply contracts. Natural gas prices increased significantly in 2000 and held through the second quarter of 2001. Prices began to decrease in the third quarter and by the end of 2001, had returned to more traditional levels. With the exception of energy costs, inflationary increases in operating costs have been moderate during the last three years and have not had a material impact on our financial position or operating results.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

ALLOWANCES FOR DOUBTFUL ACCOUNTS
We evaluate the collectibility of our accounts receivable on a case-by-case basis, and make adjustments to the bad debt reserve for expected losses. We consider such things as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, we estimate reserves for bad debt based on historical experience and past due status of the accounts. Our write-offs in 2001 and 2000 were $2 million and $6 million, respectively.

PENSION
Our defined benefit pension plans, which cover substantially all of our employees, are accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The most significant elements in determining pension expense in accordance with SFAS No. 87 are the expected return on plan assets and the discount rate used to discount plan liabilities. Our expected return on plan assets is generally 9.5%. We believe that our assumption of future returns is reasonable. Although the plan assets earned substantially less over the past two years, our pension plan assets have earned in excess of the expected rate over the long term. Our discount rate assumption is developed using the Moody's Average Aa-Rated Corporate Bonds index as a benchmark. At December 31, 2001 the discount rate used by us was 7.25%. See Note 9 of the Notes to Consolidated Financial Statements.

INCOME TAX MATTERS
We frequently face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with our various filing positions, we record reserves for probable exposures. Based on our evaluation of our tax positions, we believe we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

ENVIRONMENTAL LIABILITIES
We accrue environmental expenditures related to existing conditions, resulting from past or current operations, when they become probable and estimable. Our estimates are based on our knowledge of the particular site, environmental regulations or the potential enforcement matter. Based on current information, we believe the probable costs of the potential environmental enforcement matters, response costs under CERCLA and similar state laws, and the remediation of owned property discussed in Part I, Item 3, Legal Proceedings-Environmental Matters will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2001, we had approximately $15 million reserved for environmental liabilities. We believe that our liability for these matters was adequately reserved at December 31, 2001.

PROSPECTIVE ACCOUNTING STANDARDS
--------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the Statement is expected to result in an increase in net income of approximately $7 million per year. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002. We have not determined what the effect of these tests will be on our earnings and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets, including discontinued operations. The impact of this new standard is not expected to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

We are exposed to various market risks, including commodity price risk and interest rate risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

COMMODITY PRICE RISK
We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of December 31, 2001, we have futures contracts to hedge approximately 65% to 80% of our expected natural gas requirements for the months of January 2002 through March 2002. We have futures contracts to hedge approximately 35% to 45% of our expected natural gas requirements for the months of April 2002 through October 2002. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The increases in energy cost discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included the impact of the natural gas futures contracts. See Note 6 of the Notes to Consolidated Financial Statements.

INTEREST RATE RISK
Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Our objective is to protect JSCE from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. We do not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivative contracts outstanding at December 31, 2001.

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

SHORT AND LONG-TERM DEBT

Outstanding as of December 31, 2001                                              There-            Fair
(in millions)                             2002    2003    2004    2005    2006   after    Total    Value
---------------------------------------------------------------------------------------------------------
Bank term loans and revolver
  4.00% average interest rate (variable). $ 26    $ 52    $ 77    $150    $ 134   $134    $  573   $  567
Accounts receivable securitization
  2.17% average interest rate (variable).   15     186                                       201      201
Senior notes
  9.92% average interest rate (fixed)....  100     500                                       600      603
Industrial revenue bonds
  7.35% average interest rate (fixed)....            4                        9     15        28       28
Other....................................    9       4       1       1        3      7        25       25
                                         ----------------------------------------------------------------
Total debt............................... $150    $746    $ 78    $151    $ 146   $156    $1,427   $1,424
                                         ================================================================

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

Index to Financial Statements:                                         Page No.
                                                                       --------

     Management's Responsibility for Financial Statements ...........     22
     Report of Independent Auditors .................................     23
     Consolidated Balance Sheets - December 31, 2001 and 2000 .......     24
     For the years ended December 31, 2001, 2000 and 1999:
          Consolidated Statements of Operations .....................     25
          Consolidated Statements of Stockholder's Equity (Deficit) .     26
          Consolidated Statements of Cash Flows .....................     27
     Notes to Consolidated Financial Statements .....................     28

The following consolidated financial statement schedule is included in
Item 14(a):

     II.  Valuation and Qualifying Accounts and Reserves                  47

All other schedules specified under Regulation S-X have been omitted because they are not applicable, because they are not required or because the information required is included in the financial statements or notes thereto.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of JSCE, Inc. is responsible for the information contained in the consolidated financial statements. The consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States appropriate in the circumstances and necessarily include certain amounts based on management's best estimate and judgment.

We maintain a system of internal accounting control, which we believe is sufficient to provide reasonable assurance that in all material respects transactions are properly authorized and recorded, financial reporting responsibilities are met and accountability for assets is maintained. In establishing and maintaining any system of internal control, judgment is required to assess and balance the relative costs and expected benefits. Management believes that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures, JSCE has an effective and responsive system of internal accounting controls. The system is monitored by our staff of internal auditors, who evaluate and report to management on the effectiveness of the system. In addition, our business ethics policy requires employees to maintain a high level of ethical standards in the conduct of the company's business.

/s/ Patrick J. Moore
-------------------------------
Patrick J. Moore
President and Chief Executive Officer

/s/ Paul K. Kaufmann
-------------------------------
Paul K. Kaufmann
Vice President and Corporate Controller
(Principal Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

Board of Directors
JSCE, Inc.

We have audited the accompanying consolidated balance sheets of JSCE, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JSCE, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

                                                     /s/ Ernst & Young LLP
                                                     ---------------------
                                                     Ernst & Young LLP

St. Louis, Missouri
January 29, 2002

                                      JSCE, INC.
                             CONSOLIDATED BALANCE SHEETS

December 31,  (In millions, except share data)                                    2001             2000
========================================================================================================
Assets

Current assets
  Cash and cash equivalents .............................................    $     11         $     21
  Receivables, less allowances of $11 in 2001 and $9 in 2000 ............         314              342
  Inventories
    Work-in-process and finished goods ..................................          78               93
    Materials and supplies ..............................................         109              124
                                                                              --------------------------
                                                                                  187              217
  Refundable income taxes ...............................................           4                7
  Deferred income taxes .................................................                            5
  Prepaid expenses and other current assets .............................          14               20
                                                                              --------------------------
    Total current assets ................................................         530              612
Net property, plant and equipment .......................................       1,223            1,262
Goodwill, less accumulated amortization of $86 in 2001 and $79 in 2000...         191              198
Notes receivable from SSCC ..............................................         499              439
Other assets ............................................................         101              156
                                                                              --------------------------
                                                                             $  2,544         $  2,667
========================================================================================================
Liabilities and Stockholder's Equity (Deficit)

Current liabilities
  Current maturities of long-term debt ..................................    $    150         $     10
  Accounts payable ......................................................         226              312
  Accrued compensation and payroll taxes ................................          81               88
  Interest payable ......................................................          19               27
  Deferred income taxes .................................................           4
  Other current liabilities .............................................          62               71
                                                                              --------------------------
    Total current liabilities ...........................................         542              508
Long-term debt, less current maturities .................................       1,277            1,519
Other long-term liabilities .............................................         264              236
Deferred income taxes ...................................................         505              488
Stockholder's equity (deficit)
  Common stock, par value $.01 per share; 1,000
    shares authorized, issued and outstanding ...........................
  Additional paid-in capital ............................................       1,129            1,129
  Retained earnings (deficit) ...........................................      (1,113)          (1,213)
  Accumulated other comprehensive income (loss) .........................         (60)
                                                                              --------------------------
    Total stockholder's equity (deficit) ................................         (44)             (84)
                                                                              --------------------------
                                                                             $  2,544         $  2,667
========================================================================================================
See notes to consolidated financial statements.

                                      JSCE, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,  (In millions)                                          2001               2000              1999
==========================================================================================================================
Net sales ................................................................  $   3,466         $   3,867         $   3,413
Costs and expenses
  Cost of goods sold .....................................................      2,935             3,250             2,871
  Selling and administrative expenses ....................................        285               275               307
  Restructuring charges ..................................................          4                                   9
  Gain on sale of assets .................................................         (1)               (4)             (407)
                                                                             ---------------------------------------------
    Income from operations ...............................................        243               346               633
Other income (expense)
  Interest expense, net ..................................................        (60)             (103)             (175)
  Other, net .............................................................          3                 2                 4
                                                                             ---------------------------------------------
    Income from continuing operations before
      income taxes and extraordinary item ................................        186               245               462
Provision for income taxes ...............................................        (76)              (99)             (186)
                                                                             ---------------------------------------------
    Income from continuing operations before extraordinary item ..........        110               146               276
Discontinued operations
  Income from discontinued operations net of income taxes of $1...........                                              2
  Gain on disposition of discontinued operations
    net of income taxes of $4 in 2000 and $2 in 1999 .....................                            6                 4
                                                                             ---------------------------------------------
      Income before extraordinary item ...................................        110               152               282
Extraordinary item
  Loss from early extinguishment of debt, net of income
    tax benefit of $2 in 2001, $0 in 2000 and $6 in 1999 .................         (2)               (1)              (10)
                                                                             ---------------------------------------------
  Net income .............................................................  $     108         $     151         $     272
==========================================================================================================================
See notes to consolidated financial statements.

                                      JSCE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)


(In millions, except share data)
================================================================================================================================
                                                            Common Stock
                                                           --------------                               Accumulated
                                                           Number    Par      Additional  Retained         Other
                                                             of     Value,     Paid-In    Earnings     Comprehensive
                                                           Shares    $.01      Capital    (Deficit)    Income (Loss)     Total
                                                             -------------------------------------------------------------------
Balance at January 1, 1999 ..............................   1,000    $        $ 1,102     $  (1,636)       $ (4)         $ (538)
Comprehensive income
  Net income ............................................                                       272                         272
  Other comprehensive income
    Minimum pension liability adjustment,
      net of tax of $3 ..................................                                                     4               4
                                                                                                                         -------
        Comprehensive income ............................                                                                   276
SSCC stock option exercises .............................                          26                                        26
SSCC capital contribution ...............................                           1                                         1
                                                            --------------------------------------------------------------------
Balance at December 31, 1999 ............................   1,000               1,129        (1,364)                       (235)

Comprehensive income
  Net income ............................................                                       151                         151
                                                                                                                         -------
        Comprehensive income ............................                                                                   151
                                                            --------------------------------------------------------------------
Balance at December 31, 2000 ............................   1,000               1,129        (1,213)                        (84)

Comprehensive income (loss)
  Net income ............................................                                       108                         108
  Other comprehensive income (loss)
    Minimum pension liability adjustment,
      net of tax of $(36)................................                                                   (56)            (56)
    Cumulative effect of accounting change,
      net of tax of $2...................................                                                     2               2
    Deferred hedge loss, net of tax of $(4) .............                                                    (6)             (6)
                                                                                                                         -------
        Comprehensive income (loss) .....................                                                                    48
Dividends paid ..........................................                                        (8)                         (8)
                                                            --------------------------------------------------------------------
Balance at December 31, 2001 ............................   1,000    $        $ 1,129     $  (1,113)       $(60)         $  (44)
================================================================================================================================
See notes to consolidated financial statements.

                                      JSCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,  (In millions)                                              2001             2000             1999
============================================================================================================================
Cash flows from operating activities
Net income....................................................................... $  108          $   151          $   272
Adjustments to reconcile net income to net cash provided by operating activities
    Gain on disposition of discontinued operations...............................                     (10)              (2)
    Extraordinary loss from early extinguishment of debt.........................      4                1               16
    Depreciation, depletion and amortization.....................................    124              120              134
    Amortization of deferred debt issuance costs.................................      5                7               10
    Deferred income taxes........................................................     66              104              154
    Gain on sale of assets.......................................................     (1)              (4)            (407)
    Non-cash restructuring charges...............................................      2                                 4
    Non-cash interest income from SSCC...........................................    (65)             (53)             (48)
    Change in current assets and liabilities
      Receivables................................................................     22               54             (100)
      Inventories................................................................     30               17              (15)
      Prepaid expenses and other current assets..................................      9                2              (13)
      Accounts payable and accrued liabilities...................................   (106)            (117)              64
      Interest payable...........................................................     (9)              (6)               2
      Income taxes...............................................................      2               (3)              12
    Other, net...................................................................     (8)             (16)              20
                                                                                 -------------------------------------------
  Net cash provided by operating activities......................................    183              247              103
                                                                                 -------------------------------------------
Cash flows from investing activities
  Expenditures for property, plant and equipment.................................    (86)            (116)             (69)
  Notes receivable from SSCC.....................................................      5              (21)              25
  Proceeds from property and timberland disposals and sale of businesses.........      6                8              873
                                                                                 -------------------------------------------
  Net cash provided by (used for) investing activities...........................    (75)            (129)             829
                                                                                 -------------------------------------------
Cash flows from financing activities
  Proceeds from long-term debt...................................................    275
  Net borrowings (repayments) under the accounts
    receivable securitization program............................................    (27)               3               15
  Net repayments of debt.........................................................   (354)            (111)            (954)
  Dividends paid.................................................................     (8)
  Deferred debt issuance costs...................................................     (4)
                                                                                 -------------------------------------------
  Net cash used for financing activities.........................................   (118)            (108)            (939)
                                                                                 -------------------------------------------
Increase (decrease) in cash and cash equivalents.................................    (10)              10               (7)
Cash and cash equivalents
  Beginning of year..............................................................     21               11               18
                                                                                 -------------------------------------------
  End of year.................................................................... $   11           $   21           $   11
============================================================================================================================
See notes to consolidated financial statements.

                                   JSCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Tabular amounts in millions)

1.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: JSCE, Inc., hereafter referred to as the "Company," is a wholly owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"). On November 18, 1998, a subsidiary of SSCC was merged with Stone Container Corporation ("Stone"), an action hereafter referred to as the "Merger," and Stone became a subsidiary of SSCC. The Company owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is a guarantor of the senior unsecured indebtedness of JSC(U.S.). The Company has no operations other than its investment in JSC(U.S.). JSC(U.S.) has extensive operations throughout the United States.

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

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $9 million and $18 million were pledged at December 31, 2001 and 2000, as collateral for obligations associated with the accounts receivable securitization program (See Note 5).

Revenue Recognition: The Company recognizes revenue at the time persuasive evidence of an agreement exists, price is fixed and determinable, products are shipped to external customers and collectibility is reasonably assured. Shipping and handling costs are included in cost of goods sold.

Inventories: Inventories are valued at the lower of cost or market under the last-in, first-out ("LIFO") method, except for $34 million in 2001 and $39 million in 2000, which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $60 million and $65 million at December 31, 2001 and 2000, respectively.

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

Goodwill: The excess of cost over the fair value assigned to the net assets acquired is recorded as goodwill and is being amortized using the straight-line method over 40 years (See Prospective Accounting Pronouncements).

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

Income Taxes: The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See
Note 8).

Derivative Instruments and Hedging Activities: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company, January 1, 2001. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings (See
Note 6).

Transfers of Financial Assets: The Company accounts for transfers of financial assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Accordingly, financial assets transferred to qualifying special purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gain or loss on sale of financial assets depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are generally not available for retained interests, so the Company generally estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions (See Note 4).

Stock-Based Compensation: The Company's employees participate in SSCC's stock-based plans. The Company accounts for stock-based plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for stock options. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Amounts earned under the Company's annual management incentive plan, which are deferred and paid in the form of SSCC Restricted Stock Units ("RSUs"), immediately vest and are expensed by the Company in the year earned. RSUs related to the Company matching program are expensed over the vesting period (See Note 11).

Environmental Matters: The Company expenses environmental expenditures related to existing conditions resulting from past or current operations from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Reserves for environmental liabilities are established in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company records a liability at the time when it is probable and can be reasonably estimated. Such liabilities are not discounted or reduced for potential recoveries from insurance carriers.

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

Reclassifications: Certain reclassifications of prior year presentations have been made to conform to the 2001 presentation. Gain on sale of assets, relating to assets utilized in operations, has been reclassified from other, net to a separate component of operating income in the consolidated statements of operations.

Prospective Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of the statement is expected to result in an increase in net income of approximately $7 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets, including discontinued operations. The impact of this new standard is not expected to be material.

2.   RESTRUCTURINGS

During 1998, the Company recorded a restructuring charge related to the permanent shutdown of certain containerboard mill operations and related facilities formerly operated by JSC(U.S.), the termination of certain JSC(U.S.) employees and liabilities for lease commitments at the closed JSC(U.S.) facilities.

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

During 2001, the Company recorded a restructuring charge of $4 million related to the closure of a boxboard paper machine and related operation and the shutdown of a trucking operation. The assets of these closed operations were adjusted to their estimated fair value less cost to sell resulting in a $2 million non-cash write down. These shutdowns resulted in approximately 75 employees being terminated. The sales and operating losses of these facilities in 2001 prior to closure were $4 million and $2 million, respectively.

The following is a summary of the restructuring liabilities recorded:

                       Write-down of
                       Property and                 Lease     Pension    Facility
                       Equipment to                Commit-    Curtail-   Closure
                        Fair Value      Severance   ments      ments      Costs    Other   Total
                      ----------------------------------------------------------------------------
Balance at
January 1, 1999.....         $            $ 24      $ 20       $  9       $ 10     $ 8     $ 71

  Charge............            4            4                    3          1       2       14
  Payments..........                       (26)       (3)                   (3)     (3)     (35)
  Adjustments.......           (4)                              (12)                (5)     (21)
                      ----------------------------------------------------------------------------
Balance at
December 31, 1999...                         2        17                     8       2       29

  Payments..........                        (2)       (3)                           (1)      (6)
                      ----------------------------------------------------------------------------
Balance at
December 31, 2000...                                  14                     8       1       23

  Charge............            2            1                               1                4
  Payments..........                        (1)       (2)                   (1)     (1)      (5)
  Adjustments.......           (2)                                                           (2)
                      ----------------------------------------------------------------------------
Balance at
December 31, 2001...         $            $         $ 12       $          $  8     $       $ 20
                      ----------------------------------------------------------------------------

Future cash outlays are anticipated to be $4 million in 2002, $2 million in 2003, $2 million in 2004, and $12 million thereafter.

3.   NET PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment at December 31 consists of:

                                                           2001          2000
                                                       ------------------------
Land...................................................  $   54        $   52
Buildings and leasehold improvements...................     254           245
Machinery, fixtures and equipment......................   1,845         1,788
Construction in progress...............................      36            52
                                                       ------------------------
                                                          2,189         2,137
Less accumulated depreciation and amortization.........    (966)         (875)
                                                       ------------------------
Net property, plant and equipment......................  $1,223        $1,262
                                                       ------------------------

Depreciation and depletion expense was $117 million, $113 million and $127 million for 2001, 2000 and 1999, respectively. Property, plant and equipment include capitalized leases of $53 million and $57 million and related accumulated amortization of $38 million and $36 million at December 31, 2001 and 2000, respectively.

4.   TIMBERLAND SALE AND NOTE MONETIZATION

The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

The Company entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Notes Holdings, a qualified special purpose entity under the provisions of SFAS No. 140, for $430 million cash proceeds and a residual interest in the notes. The transaction has been accounted for as a sale under SFAS No. 140. The cash proceeds from the sale and the monetization transactions were used to prepay borrowings under the JSC(U.S.) Credit Agreement. The residual interest included in other assets was $40 million and $37 million at December 31, 2001 and 2000, respectively. The key economic assumption used in measuring the residual interest at the date of the monetization was the rate at which the residual cash flows were discounted (9%). At December 31, 2001, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which residual cash flows were discounted (9%) was $2 million and $4 million, respectively.

The gain of $407 million on the timberland sale and the related note monetization program is included in gain on sale of assets in the 1999 consolidated statement of operations.

5.   LONG-TERM DEBT

Long-term debt as of December 31 is as follows:

                                                                2001    2000
                                                              -----------------
Bank Credit Facilities
Tranche A Term Loan (3.6% weighted average variable rate),
  payable in various installments through March 31, 2005...   $  250  $  275
Tranche B Term Loan (4.1% weighted average variable rate),
  payable in various installments through March 31, 2007...      275      65
Revolving Credit Facility (5.3% weighted average
  variable rate), due March 31, 2005.......................       48      17

Accounts Receivable Securitization Program Borrowings
Accounts receivable securitization program borrowings (2.2%
  weighted average variable rate), $15 million term loan
  due in February 2002, other due in February 2004.........      201     227

Senior Unsecured Notes
11.25% Series A unsecured senior notes, due May 1, 2004....              287
10.75% Series B unsecured senior notes, due May 1, 2002....      100     100
9.75% Senior Notes, due April 1, 2003......................      500     500

Other Debt
Other (including obligations under capitalized leases
  of $19 million and $27 million).......................          53      58
                                                             -----------------
Total debt.................................................    1,427   1,529
Less current maturities....................................     (150)    (10)
                                                             -----------------
Long-term debt.............................................   $1,277  $1,519
                                                             -----------------

The amounts of total debt outstanding at December 31, 2001 maturing during the next five years are as follows

2002..............  $ 150
2003..............    746
2004..............     78
2005..............    151
2006..............    146
Thereafter........    156

BANK CREDIT FACILITIES
JSC(U.S.) has a bank credit facility (the "JSC(U.S.) Credit Agreement") consisting of a $550 million revolving credit facility ("Revolving Credit Facility") of which up to $150 million may consist of letters of credit, and two senior secured term loans (Tranche A and Tranche B) aggregating $525 million at December 31, 2001. A commitment fee of 0.375% per annum is assessed on the unused portion of the Revolving Credit Facility. at december 31, 2001, the unused portion of this facility, after giving consideration to outstanding letters of credit, was $437 million.

In January 2002, JSC(U.S.) obtained a waiver and an amendment from its lender group for relief from certain financial covenant requirements under the JSC(U.S.) Credit Agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

On January 5, 2001, JSC(U.S.) prepaid the remaining $65 million Tranche B term loan. On April 27, 2001, JSC(U.S.) and its bank group amended the JSC(U.S.) Credit Agreement to allow for a new $275 million Tranche B term loan. The proceeds along with additional borrowings under the Revolving Credit Facility were used solely to redeem in full the 11.25% senior unsecured notes, aggregating $287 million, and to pay any fees and expenses incurred in relation to the repurchase. In the fourth quarter of 2001, JSC(U.S.) prepaid $25 million of Tranche A term loan. An extraordinary loss of $2 million (net of tax of $2 million) was recorded due to the early extinguishment of debt in 2001.

During 1999, the proceeds from the timberland sale and the Newberg newsprint mill sale were used to reduce the balance of the Tranche A and Tranche B term loans. The write-off of related deferred debt issuance costs, totaling $10 million (net of income tax benefits of $6 million), is reflected in the accompanying consolidated statements of operations as an extraordinary item.

The JSC(U.S.) Credit Agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures, and (iv) maintenance of certain financial covenants. The JSC(U.S.) Credit Agreement also requires prepayments if JSC(U.S.) has excess cash flows, as defined, or receives proceeds from certain asset sales, insurance or incurrence of certain indebtedness. As a result of excess cash flow in 2000, JSC(U.S.) was required to make a $59 million prepayment on the Tranche A term loan prior to March 31, 2001. However, on March 28, 2001, JSC(U.S.) received approval of an amendment to the JSC(U.S.) Credit Agreement which waived the mandatory excess cash flow payment.

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

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM BORROWINGS
JSC(U.S.) currently has a $229 million accounts receivable securitization program (the "Securitization Program"). On March 9, 2001, the previous Securitization Program was amended to (i) reduce the borrowings available through the issuance of commercial paper or under the Revolving Credit Facility from $300 million to $214 million and (ii) extend the final maturity on these borrowings from February 2002 to February 2004. A $15 million term loan was also outstanding as of December 31, 2001. The $15 million term loan was repaid in February 2002.

The Securitization Program provides for the sale of certain of the Company's trade receivables to a wholly owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"). The accounts receivable purchases are financed through the issuance of commercial paper or through borrowings under a revolving credit facility and a $15 million term loan. Under the Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents and trade accounts receivable. The Company has $28 million available for additional borrowing at December 31, 2001, subject to eligible accounts receivable. Commercial paper borrowings under the program have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

SENIOR UNSECURED NOTES
The 10.75% Series B unsecured senior notes and the 9.75% Senior Notes are not redeemable prior to maturity. Holders of the JSC(U.S.) Senior Notes have the right, subject to certain limitations, to require JSC(U.S.) to repurchase their securities at 101% of the principal amount plus accrued and unpaid interest, upon the occurrence of a change in control or, in certain events, from proceeds of major asset sales, as defined.

The Senior Notes, which are unconditionally guaranteed on a senior basis by the Company, rank pari passu with the JSC(U.S.) Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the JSC(U.S.) Credit Agreement.

OTHER
Interest costs capitalized on construction projects in 2001, 2000, and 1999 totaled $2 million, $4 million, and $3 million, respectively. Interest payments on all debt instruments for 2001, 2000, and 1999 were $130 million, $157 million, and $214 million, respectively.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

In 2001, upon adoption of SFAS No. 133, the Company recorded a cumulative effect of an accounting change gain of approximately $2 million (net of tax of $2 million) in OCI.

The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of commodities used in its operations and are designated as cash flow hedges.

COMMODITY FUTURES CONTRACTS
The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. For the year ended December 31, 2001, the Company reclassified a $2 million loss from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at December 31, 2001 is a $6 million loss included in other current liabilities.

For the year ended December 31, 2001, the Company recorded a $3 million loss in cost of goods sold on settled commodity futures contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges.

The cumulative deferred hedge loss is $4 million (net of tax of $2 million) at December 31, 2001. The Company expects to reclassify $4 million into cost of goods sold during 2002.

7. LEASES

The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expense) under operating leases having initial or remaining noncancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

2002..............................  $ 36
2003..............................    30
2004..............................    26
2005..............................    21
2006..............................    15
Thereafter........................    28
                                    -----
 Total minimum lease payments.....  $156
                                    -----

Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $53 million, $49 million and $50 million for 2001, 2000 and 1999, respectively.

8. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                               2001     2000
                                                              ---------------
Deferred tax liabilities
 Property, plant and equipment and timberland...............  $(374)   $(404)
 Inventory..................................................    (28)     (27)
 Timber installment sale....................................   (134)    (129)
 Other......................................................   (125)    (109)
                                                              ---------------
 Total deferred tax liabilities.............................   (661)    (669)
                                                              ---------------

Deferred tax assets
 Employee benefit plans.....................................     49       50
 Net operating loss, alternative minimum tax and tax credit
  carryforwards.............................................     62       79
 Restructuring..............................................     11        7
 Other......................................................     40       60
                                                              ---------------
 Total deferred tax assets..................................    162      196
 Valuation allowance for deferred tax assets................    (10)     (10)
                                                              ---------------
 Net deferred tax assets....................................    152      186
                                                              ---------------
 Net deferred tax liabilities...............................  $(509)   $(483)
                                                              ---------------

At December 31, 2001, the Company had net operating loss carryforwards for state purposes with a tax value of $20 million, which expire from 2002 through 2020. A valuation allowance of $10 million has been established for a portion of these deferred tax assets. The Company had approximately $42 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

Provision for income taxes on income from continuing operations before income taxes and extraordinary item is as follows:

                                            2001    2000    1999
                                           ----------------------
Current
 Federal.................................   $(45)   $ (6)  $ (10)
 State and local.........................     (6)     (1)
                                           ----------------------
 Total current expense...................    (51)     (7)    (10)

Deferred
 Federal.................................    (20)    (78)   (147)
 State and local.........................     (5)    (14)    (29)
                                           ----------------------
 Total deferred expense..................    (25)    (92)   (176)

                                           ----------------------
 Total provision for income taxes........   $(76)   $(99)  $(186)
                                           ----------------------

The Company's provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes and extraordinary item as follows:

                                                                          2001    2000    1999
                                                                          --------------------
U.S. federal income tax provision at federal statutory rate.........      $(65)   $(86)  $(162)
Permanent differences from applying purchase accounting.............        (2)     (2)     (3)
Other permanent differences.........................................        (1)     (1)     (2)
State income taxes, net of federal income tax effect................        (8)    (10)    (19)
                                                                          ---------------------
Total provision for income taxes....................................      $(76)   $(99)  $(186)
                                                                          ---------------------

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

The Company made income tax payments of $8 million, $30 million and $33 million in 2001, 2000 and 1999, respectively

9. EMPLOYEE BENEFIT PLANS

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

The benefit obligation, fair value of plan assets and the under funded status of the Stone domestic merged defined benefit plans at December 31, 2001 were $736 million, $425 million and $311 million, respectively.

Approximately 42% of SSCC's domestic pension plan assets at December 31, 2001 are invested in cash equivalents or debt securities, and 58% are invested in equity securities. Equity securities at December 31, 2001 include 0.7 million shares of SSCC common stock with a market value of approximately $12 million and 26 million shares of Jefferson Smurfit Group plc ("JS Group") common stock having a market value of approximately $57 million. Dividends paid on JS Group common stock during 2001 and 2000 were approximately $2 million in each year.

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation ("APBO") was 12% at December 31, 2001, decreasing to the ultimate rate of 5.00%. The effect of a 1% change in the assumed health care cost trend rate would increase/(decrease) the APBO as of December 31, 2001 by $3 million and have an immaterial effect on the annual net periodic postretirement benefit cost for 2001.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                  Defined Benefit     Postretirement
                                                       Plans               Plans
                                              ----------------------  ----------------
                                                    2001       2000     2001    2000
                                              ----------------------  ----------------
Change in benefit obligation:
Benefit obligation at January 1...............    $ 1,052    $  957    $  96   $ 94
Service cost..................................         20        18        1      1
Interest cost.................................         77        75        7      7
Amendments....................................          6         4       (2)
Plan participants' contributions..............                             6      4
Curtailments..................................                   (1)             (2)
Actuarial loss................................         29        63       10      9
Benefits paid.................................        (68)      (64)     (19)   (17)
                                                 --------------------  ---------------
Benefit obligation at December 31.............    $ 1,116    $1,052    $  99   $ 96
                                                 --------------------  ---------------
Change in plan assets:
Fair value of plan assets at January 1........    $ 1,073    $1,155    $       $
Actual return on plan assets..................        (23)      (19)
Employer contributions........................          2         1       13     13
Plan participants' contributions..............                             6      4
Benefits paid.................................        (68)      (64)     (19)   (17)
                                                 --------------------  ---------------
Fair value of plan assets at December 31......    $   984    $1,073    $       $
                                                 --------------------  ---------------

Over (under) funded status:                       $  (132)   $   21    $ (99)  $(96)
Unrecognized actuarial loss...................        158         2       13      4
Unrecognized prior service cost...............         38        36       (2)    (1)
Net transition asset..........................                   (1)
                                                 --------------------  ---------------
Net amount recognized.........................    $    64    $   58    $ (88)  $(93)
                                                 --------------------  ---------------
Amounts recognized in the balance sheets:
Prepaid benefit cost..........................    $          $   88    $       $
Accrued benefit liability.....................        (66)      (32)     (88)   (93)
Accumulated other comprehensive (income) loss.         92
Intangible asset..............................         38         2
                                                 --------------------  ---------------
Net amount recognized.........................    $    64    $   58    $ (88)  $(93)
                                                 --------------------  ---------------

The weighted average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

                                                      Defined Benefit       Postretirement
                                                           Plans                Plans
                                                     ----------------    ---------------------
                                                       2001     2000       2001        2000
                                                     ----------------    ---------------------
Weighted average discount rate......................  7.25%     7.50%      7.25%      7.50%
Rate of compensation increase.......................  4.00%     4.00%        N/A        N/A
Expected return on assets...........................  9.50%     9.50%        N/A        N/A
Health care cost trend on covered charges ..........    N/A       N/A      12.0%      5.25%

The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs follow:

                                                Defined Benefit          Postretirement
                                                     Plans                   Plans
                                           ------------------------- ---------------------
                                            2001      2000     1999   2001    2000    1999
                                           ------------------------- ---------------------
Service cost..............................  $  20     $ 22     $ 26    $1      $      $1
Interest cost ............................     77       75       69     7       7      7
Expected return on plan assets............   (103)     (99)     (91)
Net amortization and deferral.............      4       (4)      (4)
Recognized actuarial loss (gain) .........     (2)      (8)       4
Curtailment cost..........................                        6
                                            ------------------------ ----------------------
Net periodic benefit cost.................  $  (4)    $(14)    $ 10    $8      $7     $8
                                            ------------------------ ----------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,116 million, $1,050 million and $984 million, respectively, as of December 31, 2001 and $35 million, $32 million and zero as of December 31, 2000.

SAVINGS PLANS

The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $10 million, $9 million and $9 million in 2001, 2000 and 1999, respectively.

10.  DISCONTINUED OPERATIONS

During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC was accounted for as a discontinued operation. SNC consisted of two newsprint mills in Oregon. In November 1999, the Company sold its Newberg, Oregon, newsprint mill for proceeds of approximately $211 million. Net gain on disposition of discontinued operations of $4 million in 1999 included the realized gain on the sale of the Newberg, Oregon newsprint mill, the estimated loss on the sale of the Oregon City, Oregon, newsprint mill, actual results from the measurement date through December 31, 1999 and the estimated losses on the Oregon City, Oregon newsprint mill through the expected disposition date.

On May 9, 2000, the Company transferred ownership of the Oregon City, Oregon, newsprint mill to a third party thereby completing its exit from the newsprint business. No proceeds from the transfer were received. During the second quarter of 2000, the Company recorded a $6 million after tax gain to reflect adjustments to the previous estimates on disposition of discontinued operations.

SNC revenues were $43 million and $253 million for 2000 and 1999, respectively.

11.  STOCK OPTION AND INCENTIVE PLANS

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

In November 1998, SSCC adopted the 1998 Long-term Incentive Plan (the "1998 Plan") and reserved 8.5 million shares of SSCC common stock for non-qualified stock options and performance awards. In 2001, an additional 8 million shares of SSCC common stock were reserved. Certain employees of the Company are covered under the 1998 Plan. The options are exercisable at a price equal to the fair market value of SSCC's common stock at the date of the grant. The vesting schedule and other terms and conditions of options granted under the 1998 Plan are established separately for each grant. The number of options that become vested and exercisable in any one year may not exceed one-third of the options granted for certain participants and may not exceed one-fourth of the options granted for other participants. The options expire ten years after the date of grant.

Certain grants under the 1998 Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific SSCC ownership conditions are met. These grants also allow for immediate vesting and exercisability in the event of retirement. These options remain exercisable until the earlier of five years from retirement or ten years from the initial grant date. The stock options granted prior to 2001 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets. In 2001, the majority of options granted vest and become exercisable at the rate of 25% each year for four years.

During 2001, the Company revised its annual management incentive plan so that a portion of annual employee bonuses is paid in the form of RSUs under the 1998 Plan. The RSUs are non-transferable and do not have voting rights. These RSUs vest immediately, but the restrictions do not lapse until the third anniversary of the award date. The Company pays a premium in the form of RSUs ("Premium RSUs") to certain employees. Premium RSUs vest at the earlier of a change in control, retirement or three years after the award date. At December 31, 2001, the Company recorded a liability of $2 million for RSUs to be issued in 2002 for services provided in 2001. The cost of Premium RSUs ($.5 million) will be amortized over the three year vesting period, beginning in 2002.

The Company and its parent have elected to continue to follow APB Opinion No. 25 to account for stock awards granted to employees. If the Company adopted SFAS No. 123 to account for stock awards granted to employees, the Company's net income, based on a Black-Scholes option pricing method, would have been reduced by $4 million, $3 million and zero for 2001, 2000 and 1999, respectively. The effects of applying SFAS No. 123 as described above may not be representative of the effects on reported net income for future years.

During the second quarter of 1999, the Company recorded a $26 million charge in selling and administrative expenses, related to the cashless exercise of SSCC stock options under the 1992 Plan. The charge was reflected in the consolidated financial statements because the options were exercised by JSC(U.S.) employees. No future stock option expense is expected.

12.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax is as follows:

                                                                             Accumulated
                                                 Minimum        Deferred       Other
                                                 Pension         Hedge       Comprehensive
                                                 Liability      Gain (Loss)  Income (Loss)
                                               ------------------------------------------
Balance at January 1, 1999 ..................   $   (4)          $             $ (4)
  Current period change .....................        4                            4
                                               ------------------------------------------
Balance at December  31, 1999................
  Current period change .....................
                                               ------------------------------------------
Balance at December 31, 2000.................
  Cumulative effect of accounting change.....                      2               2
  Net changes in fair value of hedging
    transactions ............................                     (8)             (8)
  Net loss reclassified into earnings .......                      2               2
  Current period change......................      (56)                          (56)
                                               ------------------------------------------
Balance at December 31, 2001.................   $  (56)          $(4)          $ (60)
                                               ------------------------------------------

13.  RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH JS GROUP

Transactions with JS Group, a significant stockholder of SSCC, its subsidiaries and affiliated companies were as follows:

                                                   2001        2000        1999
                                                  -----------------------------
Product sales ..................................    $32         $49         $33
Product and raw material purchases .............     20          21          16
Management services income......................      2           2           3
Charges from JS Group for services provided.....      1           1           1
Receivables at December 31 .....................      2           3           1
Payables at December 31.........................      6          10          13

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

TRANSACTIONS WITH STONE
The Company sold and purchased containerboard and recycling products from Stone, at market prices, as follows:

                                                   2001        2000        1999
                                                   ----------------------------
Product sales .................................    $311        $387        $248
Product and raw material purchases ............     535         422         237
Net receivables at December 31.................      29          24          28

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

SSCC has the option, in lieu of paying accrued interest in cash, to pay the accrued interest by adding the amount of accrued interest to the principal amount of the notes. Interest income of $65 million, $53 million and $48 million in 2001, 2000 and 1999, respectively has been added to the principal amount of the notes. The notes are unsecured obligations of SSCC.

The holders of the SSCC preferred stock are entitled to cumulative dividends of $0.4375 per quarter, payable in cash except in certain circumstances, with the first dividend paid on February 15, 2001. These dividends of approximately $2 million per quarter are funded by dividends from JSC(U.S.) through the Company to SSCC.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                        2001              2000
                                               -------------------------------------
                                                 Carrying    Fair  Carrying    Fair
                                                  Amount    Value   Amount    Value
                                               -------------------------------------
Cash and cash equivalents......................     $  11   $  11     $  21   $  21
Notes receivable from SSCC.....................       499     499       439     439
Residual interest in timber notes..............        40      40        37      37
Derivative liabilities.........................         6       6
Long-term debt, including current maturities...     1,427   1,424     1,529   1,533

The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable from SSCC and the residual interest in timber notes are based on discounted future cash flows. The fair value of the Company's derivatives is based on prevailing market rates at December 31, 2001. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

15. CONTINGENCIES

The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters. As of December 31, 2001, the Company had approximately $15 million reserved for environmental liabilities.

If all or most of the other PRPs are unable to satisfy their portion of the clean-up costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

16. BUSINESS SEGMENT INFORMATION

The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Consumer Packaging and (3) Reclamation. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Consumer Packaging segment is also highly integrated. It includes a system of mills and plants that produces a broad range of coated recycled boxboard that is converted into folding cartons and packaging labels. Folding cartons are used primarily to protect products such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising. Flexible packaging, paper and metalized paper and heat transfer labels are used in a wide range of consumer applications. The Reclamation segment collects recovered paper generated by industrial, commercial and residential sources which is used as raw material for the Company's containerboard and boxboard mills as well as for sales to external third party mills.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense, and other non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level. Intersegment sales and transfers are recorded at market prices. Intercompany profit is eliminated at the corporate level.

The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items and one non-reportable segment, Specialty Packaging. Corporate related items include goodwill, the elimination of intercompany assets and intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization, interest expense and the adjustment to record inventory at LIFO.

In 1999, corporate related items included a $407 million gain on the timberland sale and related note monetization program (See Note 4).

A SUMMARY BY BUSINESS SEGMENT FOLLOWS:

                                              Container-
                                                board &
                                              Corrugated   Consumer   Recla-
                                              Containers  Packaging   mation   Other    Total
                                             --------------------------------------------------
Year ended December 31, 2001
Revenues from external customers...........     $1,905      $  982    $375    $ 204   $3,466
Intersegment revenues......................         44          24      63        9      140
Depreciation, depletion and amortization...         63          29       3       29      124
Segment profit (loss)......................        156          91       6      (67)     186
Total assets at December 31................      1,118         468      68      890    2,544
Capital expenditures.......................         30          23       3       30       86

Year ended December 31, 2000
Revenues from external customers...........     $2,033      $1,017    $605    $ 212   $3,867
Intersegment revenues......................         47          26     121        9      203
Depreciation, depletion and amortization...         61          29       3       26      119
Segment profit (loss)......................        220          99      26     (100)     245
Total assets at December 31................      1,200         495      85      887    2,667
Capital expenditures.......................         76          16       1       23      116

Year ended December 31, 1999
Revenues from external customers...........     $1,818      $  951    $452    $ 192   $3,413
Intersegment revenues......................         40          20     126        6      192
Depreciation, depletion and amortization...         68          28       3       24      123
Segment profit.............................        195          91      17      159      462
Total assets at December 31................      1,195         512     110      919    2,736
Capital expenditures.......................         30          22       2       15       69

The following table presents net sales to external customers by country of origin:

                                           2001    2000    1999
                                     ---------------------------
United States........................    $3,441  $3,861  $3,406
Foreign..............................        25       6       7
                                     ---------------------------
  Total net sales....................    $3,466  $3,867  $3,413
                                     ---------------------------

17. QUARTERLY RESULTS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

                                          First      Second   Third    Fourth
                                         Quarter    Quarter  Quarter   Quarter
                                     -----------------------------------------
2001
Net sales...........................     $886     $  883       $861     $836
Gross profit........................      122        137        141      131
Income from continuing operations
   before extraordinary item........       17         28         34       31
Extraordinary item..................       (1)        (1)
Net income..........................       16         27         34       31

2000
Net sales...........................     $940     $1,020       $969     $938
Gross profit........................      136        170        152      159
Income from continuing operations
   before extraordinary item........       22         43         33       48
Gain on disposition of discontinued
   operations.......................                   6
Extraordinary item..................                                      (1)
Net income..........................       22         49         33       47

                                   JSCE, INC.
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (In millions)

             Column A                Column B      Column C   Column D      Column E
-------------------------------------------------------------------------------------
                                                   Additions
                                    Balance at    Charged to                Balance at
                                   Beginning of    Costs and  Deductions     End of
           Description               Period        Expenses    Describe      Period
-------------------------------------------------------------------------------------
Allowance for doubtful accounts
and sales returns and allowances:
    Year ended December 31, 2001.....  $  9          $  4       $  2(a)        $11
                                     ------------------------------------------------
    Year ended December 31, 2000.....  $  9          $  6       $  6(a)        $ 9
                                     ------------------------------------------------
    Year ended December 31, 1999.....  $  9          $  1       $  1(a)        $ 9
                                     ------------------------------------------------

Restructuring:
    Year ended December 31, 2001....   $ 23          $  4       $  7(b)        $20
                                     ------------------------------------------------
    Year ended December 31, 2000....   $ 29          $          $  6(b)        $23
                                     ------------------------------------------------
    Year ended December 31, 1999....   $ 71          $ 14       $ 56(b)        $29
                                     ------------------------------------------------

  (a)  Uncollectible amounts written off, net of recoveries.
  (b) Charges against the restructuring reserves and adjustment to 1998 exit liabilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a) (1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.

          (3) Exhibits

3.1       Certificate of Incorporation of JSCE, Inc. ("JSCE")
          (incorporated by reference to Exhibit 3.1 to JSCE's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

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

4.1 Indenture for the 1993 Senior Notes (incorporated by reference to Exhibit 4.4 to Smurfit-Stone Container Corporation's ("SSCC") Registration Statement on Form S-1 (File No. 33-75520)).

4.2 First Supplemental Indenture to the 1993 Senior Note Indenture (incorporated by reference to Exhibit 4.5 to SSCC's Registration Statement on Form S-1 (File No. 33-75520)).

10.1      Subscription Agreement among SSCC, Jefferson Smurfit
          Corporation (U.S.) ("JSC(U.S.)"), Container Corporation of America and Smurfit International BV (incorporated by reference to Exhibit
          10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

10.2*     Jefferson Smurfit Corporation (U.S.) Deferred Compensation
          Plan, as amended (incorporated by reference to Exhibit 10.7 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.3* Jefferson Smurfit Corporation (U.S.) Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

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

10.5(a)   Second Amended and Restated Credit Agreement, dated as of
          April 27, 2001, among SSCC, JSCE, JSC(U.S.) and the financial institutions signatory thereto, The Chase Manhattan Bank and Bankers Trust Company, as Senior Managing Agents, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit
          10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.5(b) Amendment No. 1 and Waiver, dated as of December 31, 2001, among SSCC, JSCE, JSC(U.S.), the financial institutions party to the Second Amended and Restated Credit Agreement dated as of April 27, 2001, JPMorgan Chase Bank and Bankers Trust Company, as Senior Managing Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.5(b) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

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

10.6(m) Amendment No. 3, dated as of March 9, 2001, to the Liquidity Agreement among JS Finance, Bankers Trust Company as Facility Agent, JSC(U.S.) as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the financial institutions party thereto as Banks (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.7* Consulting Agreement, dated as of October 24, 1996, by and between James S. Terrill and JSC(U.S.) (incorporated by reference to Exhibit 10.15 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.8(a)*  Smurfit-Stone Container Corporation 1998 Long-Term Incentive
          Plan (incorporated by reference to Exhibit 10.14 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.8(b)*  First Amendment of the Smurfit-Stone Container Corporation
          1998 Long-Term Incentive Plan (incorporated by reference to Exhibit
          10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.9* Forms of Employment Security Agreements (incorporated by reference to Exhibit 10(h) to SSCC's Registration Statement on Form S-4 (File No. 333-65431)). 10.10(a) Purchase and Sale Agreement, effective as of July 28, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.1 to JSCE's Current Report on Form 8-K dated October 25, 1999).

10.10(a) Purchase and Sale Agreement, effective as of July 28, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit
          2.1 to JSCE's Current Report on Form 8-K dated October 25, 1999).

10.10(b)  First Amendment to Purchase and Sale Agreement, dated
          October 21, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.2 to JSCE's Current Report on Form 8-K dated October 25, 1999).

10.11* Employment Agreement of Ray M. Curran (incorporated by reference to Exhibit 10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.12* Consulting Agreement, dated as of January 4, 2002, by and between Ray M. Curran and SSCC (incorporated by reference to Exhibit
          10.25 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.13*    Letter Agreement dated January 4, 2002 by and between Ray M.
          Curran and SSCC (incorporated by reference to Exhibit 10.26 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.14* Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.15* Employment agreement for Joseph J. Gurandiano (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report of Form 10-Q for the quarter ended June 30, 2000).

10.16* Employment Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.17* Employment Agreement of F. Scott Macfarlane (incorporated by reference to Exhibit 10.32 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

*Indicates a management contract or compensation plan or arrangement.

(b) Reports on Form 8-K.

There were no Form 8-K filings during the three months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE March 13, 2002                         JSCE, Inc.
     -----------------              -------------------------
                                           (Registrant)

                              BY      /s/Charles A. Hinrichs
                                    -------------------------
                                        Charles A. Hinrichs
                              Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

       SIGNATURE                               TITLE                            DATE
       ---------                               -----                            ----
/s/ Patrick J. Moore        President and Chief Executive Officer          March 13, 2002
------------------------    and Director (Principal Executive Officer)
Patrick J. Moore

/s/ Charles A. Hinrichs     Vice President and Chief Financial Officer     March 13, 2002
------------------------    and Director (Principal Financial Officer)
Charles A. Hinrichs

/s/ Paul K. Kaufmann        Vice President and Corporate Controller        March 13, 2002
------------------------    (Principal Accounting Officer)
Paul K. Kaufmann