Form 10-Q
period 2002-03-31
JSCE INC
filed 2002-05-07
CIK 727742

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-11951

JSCE, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	37-1337160 (IRS Employer Identification No.)
150 North Michigan Avenue, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

(312) 346-6600
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of March 31, 2002, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JSCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, (In millions)	2002	2001
Net sales	$801	$886
Costs and expenses
Cost of goods sold	692	764
Selling and administrative expenses	74	74
Restructuring charge	1
Gain on sale of assets		(1)

Income from operations	34	49
Other income (expense)
Interest income from SSCC	18	15
Interest expense	(24)	(36)

Income before income taxes and extraordinary item	28	28
Provision for income taxes	(11)	(11)

Income before extraordinary item	17	17
Extraordinary item
Loss from early extinguishment of debt, net of income taxes of $0		(1)

Net income	$17	$16

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8	$11
Receivables, less allowances of $11 in 2002 and in 2001	318	314
Inventories
Work-in-process and finished goods	83	78
Materials and supplies	108	109

	191	187
Refundable income taxes	4	4
Prepaid expenses and other current assets	18	14

Total current assets	539	530
Net property, plant and equipment	1,212	1,223
Goodwill	191	191
Notes receivable from SSCC	510	499
Other assets	100	101

	$2,552	$2,544

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Current maturities of long-term debt	$161	$150
Accounts payable	219	226
Accrued compensation and payroll taxes	63	81
Interest payable	37	19
Deferred income taxes	6	4
Other current liabilities	61	62

Total current liabilities	547	542
Long-term debt, less current maturities	1,251	1,277
Other long-term liabilities	265	264
Deferred income taxes	515	505
Stockholder's deficit
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	1,129	1,129
Retained earnings (deficit)	(1,098)	(1,113)
Accumulated other comprehensive income (loss)	(57)	(60)

Total stockholder's equity (deficit)	(26)	(44)

	$2,552	$2,544

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, (In millions)	2002	2001
Cash flows from operating activities
Net income	$17	$16
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Extraordinary loss from early extinguishment of debt		1
Depreciation, depletion and amortization	30	30
Amortization of deferred debt issuance costs	1	1
Deferred income taxes	10	8
Gain on sale of assets		(1)
Non-cash interest income from SSCC	(18)	(15)
Change in current assets and liabilities
Receivables		(6)
Inventories	(3)	(8)
Prepaid expenses and other current assets	(3)	(9)
Accounts payable and accrued liabilities	(22)	(65)
Interest payable	18	22
Income taxes		1
Other, net	1	(1)

Net cash provided by (used for) operating activities	31	(26)

Cash flows from investing activities
Expenditures for property, plant and equipment	(18)	(20)
Notes receivable from SSCC	2
Proceeds from property and timberland disposals and sale of businesses		1

Net cash used for investing activities	(16)	(19)

Cash flows from financing activities
Net repayments under accounts receivable securitization program	(5)	(4)
Net borrowings (repayments) of debt	(10)	40
Dividends paid	(2)	(2)
Deferred debt issuance costs	(1)

Net cash provided by (used for) financing activities	(18)	34

Decrease in cash and cash equivalents	(3)	(11)
Cash and cash equivalents
Beginning of period	11	21

End of period	$8	$10

See notes to consolidated financial statements.

JSCE, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

1. Significant Accounting Policies

        The accompanying consolidated financial statements and notes thereto of JSCE, Inc. have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the JSCE, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 13, 2002 with the Securities and Exchange Commission.

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

3. Exit Liabilities

        At December 31, 2001, the Company had $20 million of exit liabilities related to the restructuring of operations. During the first quarter, the Company had $1 million of cash disbursements related to these exit liabilities.

4. Long-Term Debt

Bank Credit Facilities

        In January 2002, JSC(U.S.) obtained a waiver and an amendment from its lender group for relief from certain financial covenant requirements under the JSC(U.S.) Credit Agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

Senior Notes

        On May 1, 2002, JSC(U.S.) repaid its $100 million 10.75% unsecured senior notes at maturity with borrowings under the JSC(U.S.) revolving credit facility.

5. Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

        The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of commodities used in its operations and are designated as cash flow hedges.

Commodity Future Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of March 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately nine months. For the period ended March 31, 2002, the Company reclassified a $2 million loss from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at March 31, 2002 is a $2 million loss included in other current liabilities.

        The cumulative deferred hedge loss on all commodity contracts is $1 million (net of tax of $1 million) at March 31, 2002. The Company expects to reclassify $1 million into earnings during the next twelve months.

6. Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2002	2001
Net income	$17	$16
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging transactions	1
Net loss reclassified into earnings	2
Foreign currency translation adjustment		(1)

Comprehensive income	$20	$15

7. Goodwill Accounting

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional impairment test as of January 1, 2002 and found no impairment of goodwill. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the fourth quarter.

        Income before extraordinary item and net income for the first quarter of 2001 adjusted to exclude goodwill amortization expense is as follows:

Three months ended March 31, 2001
Income before extraordinary item:
Reported income before extraordinary item	$17
Goodwill amortization	2

Adjusted income before extraordinary item	$19

Net Income:
Reported net income	$16
Goodwill amortization	2

Adjusted net income	$18

        As of January 1, 2002, goodwill of $191 million (net of $86 million of amortization) was attributable to our segments as follows: $119 million for Containerboard and Corrugated Containers and $72 million for Consumer Packaging. During the first quarter of 2002, no goodwill was acquired, impaired, or written off.

8. Business Segment Information

        On January 1, 2002, the Company combined the Consumer Packaging segment with the Specialty Packaging segment. The Specialty Packaging segment was previously not a reportable segment. The information for 2001 has been restated from the prior year in order to conform to the 2002 presentation.

        The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Consumer Packaging and (3) Reclamation. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Consumer Packaging segment is also highly integrated. It includes a system of mills and plants that produce a broad range of coated recycled boxboard that is converted into folding cartons and packaging labels. Folding cartons are used primarily to protect products such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising. Flexible packaging, paper and metalized paper and heat transfer labels are used in a wide range of consumer applications. The Reclamation segment collects recovered paper generated by industrial, commercial and residential sources which is used as raw material for the Company's containerboard and boxboard mills as well as sales to external third party mills.

        Other includes corporate related items. Corporate related items include the elimination of intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization in 2001, interest expense and the adjustment to record inventory at LIFO.

Three months ended March 31,	Container- board & Corrugated Containers	Consumer Packaging	Recla- mation	Other	Total
2002
Revenues from external customers	$437	$276	$84	$4	$801
Intersegment revenues	11	2	17		30
Segment profit (loss)	17	22	1	(12)	28
2001
Revenues from external customers	$482	$296	$105	$3	$886
Intersegment revenues	12	1	17		30
Segment profit (loss)	25	25	1	(23)	28

9. Contingencies

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

10. Prospective Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

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

  •
  the impact of general economic conditions in North America where we currently do business;

  •
  general industry conditions, including competition and product and raw material prices;

  •
  fluctuations in interest rates, exchange rates and currency values;

  •
  unanticipated capital expenditure requirements;

  •
  legislative or regulatory requirements, particularly concerning environmental matters;

  •
  access to capital markets;

  •
  fluctuations in energy prices; and

  •
  obtaining required consents or waivers of lenders in the event we are unable to satisfy covenants in our debt instruments.

        Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

RESULTS OF OPERATIONS

First Quarter 2002 Compared to First Quarter 2001

	Three months ended March 31,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$437	$17	$482	$25
Consumer packaging	276	22	296	25
Reclamation	84	1	105	1
Other operations	4		3

Total operations	$801	40	$886	51

Restructuring charges		(1)
Gain on sale of assets				1
Interest income		18		15
Interest expense		(24)		(36)
Corporate expenses and other		(5)		(3)

Income before income taxes and extraordinary item		$28		$28

        Consolidated net sales of $801 million in 2002 declined by 10% compared to 2001. Weak market conditions led to lower sales prices and reduced shipments for most of our major products. On January 1, 2002, we combined the Consumer Packaging segment with the Specialty Packaging segment. The Specialty Packaging segment was previously not a reportable segment. The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$(33)	$(7)	$(15)	$		$(55)
Sales volume	(11)	(13)	(5)		1	(28)
Closed or sold facilities	(1)		(1)			(2)

Total	$(45)	$(20)	$(21)		$1	$(85)

        Income before income taxes and extraordinary item in 2002 was $28 million, comparable to 2001. The decline in 2002 in earnings of our operating segments, particularly in the Containerboard and Corrugated Containers segment was offset by lower interest expense, net and the elimination of goodwill amortization compared to 2000.

        Amortization of goodwill ceased on January 1, 2002, when we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Goodwill amortization for the three months ended March 31, 2001 was $2 million. We performed our transitional impairment test for each of our reporting units, as required by SFAS No. 142, during the first quarter of 2002. Under SFAS No. 142, an impairment is recognized when a reporting unit's carrying amount of goodwill exceeds its implied fair value. Based upon the results of our transitional impairment test, our recorded goodwill as of January 1, 2002 was not impaired. We determined the fair value of our reporting units based upon discounted cash flow models supported by recent acquisitions within our industry and various other valuation techniques.

        Consolidated cost of goods sold decreased due primarily to the lower sales volumes and lower reclaimed fiber cost. In addition, energy cost was lower by $10 million and the elimination of goodwill amortization reduced cost by $2 million. Cost of goods sold as a percent of net sales in 2002 was 86%, comparable to 2001.

        Selling and administrative expenses were comparable to last year. Selling and administrative expense as a percent of net sales increased to 9% in 2002 compared to 8% in 2001 due primarily to our lower average sales prices.

        During 2002, we recorded a restructuring charge of $1 million related to the closure of a Cladwood® plant in Oregon.

        Interest expense declined $12 million due to the favorable impacts of $10 million from lower overall average interest rates and $2 million from lower average borrowings. The overall average effective interest rate in 2002 was lower than 2001 by 2.7%. Interest income for 2002 included $18 million of accrued interest on our intercompany notes receivable from Smurfit-Stone, an increase of $3 million compared to last year.

        The effective income tax rate for 2002 was 39%, comparable to 2001. Provision for income taxes in 2002 differed from the federal statutory tax rate due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 9% due primarily to lower average sales prices and lower sales volumes for containerboard and corrugated containers. The weak market conditions experienced during 2001 continued into the first quarter of 2002. Shipments of corrugated containers decreased 3%. We continued to take market related downtime in order to maintain a lower level of inventory. Containerboard production decreased 3% due to lower demand. We incurred approximately 60,000 tons of containerboard market related downtime in 2002. On average, corrugated container sales prices decreased by 6% and linerboard sales prices were lower by 9%. For solid bleached sulfate, the average sales price decreased 7% and production was lower by 7%.

        Profits decreased by $8 million due primarily to the lower average sales prices. Profits were favorably impacted by lower energy cost in 2002 compared to 2001. Cost of goods sold as a percent of net sales increased to 89% in 2002 compared to 88% in 2001 due to the lower average sales prices.

Consumer Packaging Segment

        Net sales decreased by 7% due primarily to lower sales volumes and lower average sales prices. Folding carton shipments decreased 8%. On average, folding carton sales prices were 1% lower in 2002 compared to 2001, coated boxboard sales prices were 4% lower and uncoated boxboard sales prices were 10% lower. Production of coated boxboard in 2002 was comparable to 2001 and production of uncoated boxboard production, excluding the closure of our Los Angeles boxboard machine, increased by 7%.

        Profits decreased by $3 million due primarily to the lower average sales prices and lower sales volume. Profits were favorably impacted by lower reclaimed fiber cost and lower energy cost. Cost of goods sold as a percent of net sales in 2002 was 83%, comparable to 2001.

Reclamation Segment

        Net sales in 2002 decreased by 20% compared to 2001. Demand for reclaimed fiber, particularly for old corrugated containers, commonly known as OCC, the primary grade used by recycled containerboard mills, was weak due to downtime in containerboard mills. The average price of OCC in 2002 was comparable to 2001, but the average price of old newsprint was lower by approximately $15 per ton. Total tons of fiber reclaimed and brokered decreased 6%. Reclamation profits were unchanged compared to last year because the lower cost of reclaimed fiber offset the lower average sales prices. Cost of goods sold as a percent of net sales decreased from 92% in 2001 to 90% in 2002 due primarily to the lower cost of fiber.

Statistical Data

	Three months ended March 31,
(In thousands of tons, except as noted)
	2002	2001
Mill production:
Containerboard	303	313
Solid bleached sulfate	42	45
Coated boxboard	149	149
Uncoated boxboard	31	37
Corrugated containers sold (billion sq. ft.)	6.6	6.8
Folding cartons sold	122	133
Fiber reclaimed and brokered	1,632	1,733

RESTRUCTURING AND EXIT LIABILITIES

        During the three months ended March 31, 2002, we recorded a restructuring charge of approximately $1 million for the closure of a Cladwood® facility in Oregon. Approximately 30 employees were terminated.

        As of December 31, 2001, we had $21 million of exit liabilities related to the Smurfit-Stone merger and from our restructuring activities. During the three months ended March 31, 2002, we incurred cash expenditures of approximately $1 million for exit liabilities. Through March 31, 2002, we have incurred approximately $54 million (73%) of the planned cash expenditures to close facilities, pay severance and pay other exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        Cash provided by operating activities for the three months ended March 31, 2002 totaled $31 million compared to cash used for operating activities of $26 million in the same period in 2001. Our primary uses of cash in 2002 were $15 million for debt repayments, $18 million for property, plant and equipment and $2 million for dividends to Smurfit-Stone.

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) credit agreement and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2002 and for 2003 total $133 million and $755 million, respectively, with varying amounts thereafter. We are exploring a number of options to repay or refinance these debt maturities. We have historically had good access to the capital markets and expect to be able to repay or refinance these debt maturities before their maturity dates. Although we believe we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2002 significantly below our anticipated annual depreciation level of $116 million. As of March 31, 2002, we had authorized commitments for capital expenditures of $41 million, including $10 million for environmental projects, $4 million to maintain competitiveness and $27 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of March 31, 2002, prior to giving consideration to the subsequent transaction discussed in financing activities below, Jefferson Smurfit (U.S.) had $456 million of unused borrowing capacity under its bank credit facility and $19 million of unused borrowing capacity under our $229 million accounts receivable securitization program, subject to Jefferson Smurfit (U.S.)'s level of eligible accounts receivable.

Financing Activities

        In January 2002, Jefferson Smurfit (U.S.) obtained a waiver and an amendment from its lender group for relief from certain financial covenant requirements under the Jefferson Smurfit (U.S.) credit agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

        On May 1, 2002, we repaid our $100 million 10.75% Unsecured Senior Notes at maturity with borrowings under the Jefferson Smurfit (U.S.) revolving credit facility.

        The obligations under the Jefferson Smurfit (U.S.) credit agreement are unconditionally guaranteed by JSCE Inc., Smurfit-Stone and certain subsidiaries of Jefferson Smurfit (U.S.). The obligations under the Jefferson Smurfit (U.S.) credit agreement are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.) and its subsidiaries. The credit agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The credit agreement also requires prepayments of the term loans from excess cash flows, as defined, and proceeds from certain asset sales, insurance and incurrence of certain indebtedness. Such restrictions, together with our highly leveraged position, could restrict our corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We believe the likelihood of our breaching our debt covenants in 2002 is remote absent any material adverse event affecting the U.S. economy as a whole. We also believe that if a material adverse event would affect us, our lenders would provide waivers if necessary. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders' actions. If our debt is placed in default, we would experience a material adverse impact on our financial condition.

PROSPECTIVE ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Assets Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including interest rate risk and commodity price risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect JSCE, Inc. from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at March 31, 2002.

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of March 31, 2002, we had futures contracts to hedge approximately 25% to 30% of our expected natural gas requirements for the months of April 2002 through October 2002. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The change in energy cost discussed in Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations included the impact of the natural gas futures contracts. See Note 5 of the Notes to Consolidated Financial Statements.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	CHANGES IN SECURITIES
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
a)
The following exhibits are included in this Form 10-Q:

        None

b)
Reports on Form 8-K:

        There were no Form 8-K filings during the three months ended March 31, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JSCE, INC. (Registrant)
Date: May 7, 2002	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION