Form 10-Q
period 2002-06-30
JSCE INC
filed 2002-08-09
CIK 727742

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number 0-11951

JSCE, Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1337160
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
150 North Michigan Avenue, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

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

        As of June 30, 2002, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JSCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)
	2002	2001	2002	2001
Net sales	$879	$883	$1,680	$1,769
Costs and expenses
Cost of goods sold	749	746	1,441	1,510
Selling and administrative expenses	68	71	142	145
Restructuring charge		4	1	4
Gain on sale of assets	(1)		(1)	(1)

Income from operations	63	62	97	111
Other income (expense)
Interest income from SSCC	17	16	35	31
Interest expense	(23)	(33)	(47)	(69)
Other, net	1	1	1	1

Income before income taxes and extraordinary item	58	46	86	74
Provision for income taxes	(23)	(18)	(34)	(29)

Income before extraordinary item	35	28	52	45
Extraordinary item
Loss from early extinguishment of debt, net of income taxes of $1 and $2 for the three and six months ended June 30, 2001		(1)		(2)

Net income	$35	$27	$52	$43

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14	$11
Receivables, less allowances of $11 in 2002 and in 2001	350	314
Inventories
Work-in-process and finished goods	90	78
Materials and supplies	113	109

	203	187
Refundable income taxes	4	4
Prepaid expenses and other current assets	17	14

Total current assets	588	530
Net property, plant and equipment	1,199	1,223
Goodwill	191	191
Notes receivable from SSCC	524	499
Other assets	99	101

	$2,601	$2,544

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Current maturities of long-term debt	$560	$150
Accounts payable	264	226
Accrued compensation and payroll taxes	66	81
Interest payable	18	19
Deferred income taxes	7	4
Other current liabilities	64	62

Total current liabilities	979	542
Long-term debt, less current maturities	819	1,277
Other long-term liabilities	260	264
Deferred income taxes	535	505
Stockholder's equity (deficit)
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	1,129	1,129
Retained earnings (deficit)	(1,065)	(1,113)
Accumulated other comprehensive income (loss)	(56)	(60)

Total stockholder's equity (deficit)	8	(44)

	$2,601	$2,544

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, (In millions)	2002	2001
Cash flows from operating activities
Net income	$52	$43
Adjustments to reconcile net income to net cash provided by operating activities
Extraordinary loss from early extinguishment of debt		4
Depreciation, depletion and amortization	59	61
Amortization of deferred debt issuance costs	2	3
Deferred income taxes	31	18
Gain on sale of assets	(1)	(1)
Non-cash restructuring charge		1
Non-cash interest income from SSCC	(35)	(31)
Change in current assets and liabilities
Receivables	(31)	(15)
Inventories	(15)	11
Prepaid expenses and other current assets	(6)	(2)
Accounts payable and accrued liabilities	29	(65)
Interest payable	(1)	(8)
Income taxes		3
Other, net	2	(5)

Net cash provided by operating activities	86	17

Cash flows from investing activities
Expenditures for property, plant and equipment	(36)	(39)
Proceeds from property and timberland disposals and sale of businesses	1	2
Notes receivable from SSCC	5	1

Net cash used for investing activities	(30)	(36)

Cash flows from financing activities
Proceeds from long-term debt		275
Net borrowings (repayments) under the accounts receivable securitization program	9	(12)
Net repayments of debt	(57)	(249)
Deferred debt issuance costs paid	(1)	(4)
Dividends paid	(4)	(4)

Net cash provided by (used for) financing activities	(53)	6

Increase (decrease) in cash and cash equivalents	3	(13)
Cash and cash equivalents
Beginning of period	11	21

End of period	$14	$8

See notes to consolidated financial statements.

JSCE, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

1.    Significant Accounting Policies

        The accompanying consolidated financial statements and notes thereto of JSCE, Inc. have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company's financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the JSCE, Inc. Annual Report on Form 10-K for the year ended December 31, 2001, filed March 13, 2002 with the Securities and Exchange Commission.

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

3.    Exit Liabilities

        At December 31, 2001, the Company had $20 million of exit liabilities related to the restructuring of operations. The Company had $1 million and $2 million of cash disbursements related to these exit liabilities during the three and six months ended June 30, 2002, respectively.

4.    Long-Term Debt

Bank Credit Facilities

        In January 2002, JSC(U.S.) obtained a waiver and an amendment from its lender group for relief from certain financial covenant requirements under the JSC(U.S.) Credit Agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

Senior Notes

        In May 2002, JSC(U.S.) repaid its $100 million 10.75% unsecured senior notes at maturity with borrowings under the JSC(U.S.) revolving credit facility.

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

        The Company's derivative instruments and hedging activities relate to minimizing exposure to fluctuations in the price of commodities used in its operations and are designated as cash flow hedges.

Commodity Future Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of June 30, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately six months. For the three and six month periods ended June 30, 2002, the Company reclassified a $1 million loss and a $3 million loss, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at June 30, 2002 is immaterial.

        The cumulative deferred hedge loss on all commodity contracts is immaterial at June 30, 2002.

6.    Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$35	$27	$52	$43
Other comprehensive income (loss), net of tax:
Cumulative effect of an accounting change				2
Net changes in fair value of hedging transactions		(4)	1	(5)
Net loss (gain) reclassified into earnings	1		3	(1)
Foreign currency translation adjustment				(1)

Comprehensive income	$36	$23	$56	$38

7.    Goodwill Accounting

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional impairment test as of January 1, 2002 and found no impairment of goodwill. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the fourth quarter.

        Income before extraordinary item and net income for the three and six months ended June 30, 2001, adjusted to exclude goodwill amortization expense, is as follows:

	Three months ended June 30, 2001	Six months ended June 30, 2001
Income before extraordinary item:
Reported income before extraordinary item	$28	$45
Goodwill amortization	1	3

Adjusted income before extraordinary item	$29	$48

Net Income:
Reported net income	$27	$43
Goodwill amortization	1	3

Adjusted net income	$28	$46

        As of January 1, 2002, goodwill of $191 million (net of $86 million of amortization) was attributable to the Company's segments as follows: $119 million for Containerboard and Corrugated Containers and $72 million for Consumer Packaging. During the three and six months ended June 30, 2002, no goodwill was acquired, impaired or written off.

8.    Related Party Transaction

        In June, 2002, JS Group and an affiliate of Madison Dearborn Partners, L.L.C. ("MDP") announced that they had reached an agreement on the terms of a recommended cash offer by MDP for the outstanding shares of JS Group. In connection with this offer, JS Group announced its intention to spin-off to its stockholders the 71,638,462 shares of SSCC common stock owned by JS Group (representing approximately 29.3% of the outstanding SSCC common stock). This spin-off, which has been approved by the required number of JS Group stockholders, is expected to occur prior to the purchase of the JS Group shares by MDP, currently anticipated to be completed in the third quarter of 2002.

        The spin-off of SSCC common stock by JS Group would result in the occurrence of an event of default under the JSC(U.S.) credit agreement. The Company believes that it will obtain a waiver or amendment to the JSC (U.S.) credit agreement that will allow completion of the spin-off without any adverse effect on the agreement.

9.    Business Segment Information

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

        A summary by business segment follows:

Three months ended June 30,	Container- board & Corrugated Containers	Consumer Packaging	Recla- mation	Other	Total
2002
Revenues from external customers	$479	$285	$112	$3	$879
Intersegment revenues	11	2	22		35
Segment profit (loss)	38	23	6	(9)	58
2001
Revenues from external customers	$495	$289	$94	$5	$883
Intersegment revenues	12	2	13		27
Segment profit (loss)	47	24	1	(26)	46
Six months ended June 30,
2002
Revenues from external customers	$916	$561	$196	$7	$1,680
Intersegment revenues	22	4	39		65
Segment profit (loss)	55	45	7	(21)	86
2001
Revenues from external customers	$977	$585	$199	$8	$1,769
Intersegment revenues	24	3	30		57
Segment profit (loss)	72	49	2	(49)	74

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

11.    Prospective Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, the Company expects to reclassify previously recognized extraordinary gains and losses from the early extinguishment of debt.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

12.    Subsequent Events

        On July 22, 2002, JSC (U.S.) entered into an agreement to sell to a third party for $80 million the industrial packaging assets included in the Consumer Packaging segment. The assets include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mill operations. These operations employ approximately 700 hourly and 150 salaried employees. Net sales for the year ended December 31, 2001 for these operations were $138 million and profits were approximately $6 million. Proceeds of the sale will be used to reduce borrowings outstanding under the JSC (U.S.) credit agreement. The sale is expected to be completed in August 2002. The operating results for these facilities will be reported as discontinued operations beginning in the third quarter, since the criteria for held for sale classification under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was not met by the end of the second quarter.

        On July 24, 2002, JSC (U.S.) entered into an agreement to purchase a corrugating medium mill, seven corrugated container plants, one hardwood sawmill and woodland operations consisting of approximately

82,000 acres of timberland from a third party. JSC(U.S.) agreed to pay $350 million for the assets and an additional $25 million over a twelve month period in connection with certain financing arrangements. The purchase is expected to be completed in the third quarter of 2002.

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

RESULTS OF OPERATIONS

General

        Containerboard and corrugated container markets were weak in 2001, with prices steadily declining. Markets have been gradually improving in 2002 and many companies in the industry have announced restorative price increases. We announced a $30 per ton price increase for containerboard and an 8% price increase for corrugated containers, which is expected to take effect in the third quarter.

Second Quarter 2002 Compared to Second Quarter 2001

	Three months ended June 30,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$479	$38	$495	$47
Consumer packaging	285	23	289	24
Reclamation	112	6	94	1
Other operations	3		5	1

Total operations	$879	67	$883	73

Restructuring charges				(4)
Gain on sale of assets		1
Goodwill amortization				(1)
Interest income		17		16
Interest expense		(23)		(33)
Corporate expenses and other		(4)		(5)

Income before income taxes and extraordinary item		$58		$46

        Consolidated net sales of $879 million in 2002 were comparable to last year. Average sales prices for containerboard, corrugated containers and consumer packaging products were lower compared to last year, but reclaimed fiber prices were higher. Income before income taxes and extraordinary item in 2002 was $58 million, an increase of $12 million compared to 2001. The increase was due primarily to lower interest expense.

        Amortization of goodwill ceased on January 1, 2002, when we adopted SFAS No. 142, "Goodwill and Other Intangible Assets". We performed our transitional impairment test for each of our reporting units, as required by SFAS No. 142, during the first quarter of 2002. Under SFAS No. 142, an impairment is recognized when a reporting unit's carrying amount of goodwill exceeds its implied fair value. Based upon the results of our transitional impairment test, our recorded goodwill as of January 1, 2002 was not impaired. We determined the fair value of our reporting units based upon discounted cash flow models supported by recent acquisitions within our industry and various other valuation techniques.

        The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$(34)	$(3)	$21	$		$(16)
Sales volume	19	(1)	(2)		(1)	15
Closed or sold facilities	(1)		(1)		(1)	(3)

Total	$(16)	$(4)	$18		$(2)	$(4)

        Consolidated cost of goods sold increased due primarily to higher sales volumes for containerboard and corrugated containers and higher reclaimed fiber cost. Cost of goods sold was favorably impacted by lower energy cost ($6 million) and the elimination of goodwill amortization ($1 million). Cost of goods sold as a percent of net sales in 2002 was 85% compared to 84% in 2001 due to lower average sales prices.

        Selling and administrative expenses decreased by 4% due primarily to insurance proceeds related to a one-time settlement of claims. Selling and administrative expense as a percent of net sales was 8% in 2002, comparable to 2001.

        Interest expense declined $10 million due to the favorable impacts from lower overall average interest rates ($7 million) and from lower average borrowings ($3 million). The overall average effective interest rate in 2002 was lower than 2001 by approximately 190 basis points. Interest income increased $1 million due to accrued interest on our intercompany notes receivable from Smurfit-Stone.

        The effective income tax rate for 2002 was 39%, comparable to 2001. Provision for income taxes in 2002 differed from the federal statutory tax rate due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 3% due primarily to lower average sales prices. On average, corrugated container sales prices decreased by 6% and linerboard sales prices were lower by 8%. Shipments of corrugated containers increased 3%. Production of containerboard increased 3%. We continued to take market related downtime in order to maintain a lower level of inventory. We incurred approximately 50,000 tons of containerboard market related downtime in 2002. For solid bleached sulfate, the average sales price decreased 6%, while production was comparable to last year.

        Profits decreased by $9 million due primarily to the lower average sales prices. Reclaimed fiber cost was higher than last year by approximately $1 million. Profits were favorably impacted by improvements in sales volume and lower energy cost. Cost of goods sold as a percent of net sales increased to 87% in 2002 compared to 84% in 2001 due primarily to the lower average sales prices.

Consumer Packaging Segment

        On January 1, 2002, we combined the Consumer Packaging segment with the Specialty Packaging segment. The Specialty Packaging segment was previously not a reportable segment. Sales and profits for 2001 have been restated to conform to the 2002 presentation.

        Net sales decreased by 1% due primarily to lower average sales prices for coated boxboard and flexible packaging. On average, folding carton sales prices in 2002 were comparable to 2001. Folding carton shipments decreased 5%. Production of coated boxboard in 2002 was 1% higher compared to 2001.

        Profits decreased by $1 million due primarily to the lower sales prices. Profits were negatively impacted by higher reclaimed fiber cost, but were favorably impacted by lower energy cost. Cost of goods sold as a percent of net sales in 2002 was 83%, compared to 84% in 2001.

        On July 22, 2002, we entered into an agreement to sell to a third party 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mill operations. These operations, owned by Jefferson Smurfit (U.S), employ approximately 700 hourly and 150 salaried employees. Net sales for the year ended December 31, 2001 for these operations were $138 million and profits were approximately $6 million.

Reclamation Segment

        Net sales in 2002 increased by 19% compared to 2001due primarily to higher average sales prices. Demand for reclaimed fiber, particularly for OCC, the primary grade used by recycled containerboard mills, increased in the second quarter of 2002 and the average price of OCC increased approximately $35 per ton over the first quarter of 2002 and approximately $38 per ton compared to last year. The average price of old newsprint increased approximately $5 per ton compared to last year. Total tons of fiber reclaimed and brokered decreased 1%. Reclamation profits increased $5 million compared to last year due to the higher average sales prices. Cost of goods sold as a percent of net sales decreased from 92% in 2001 to 90% in 2002 due primarily to the higher average sales prices.

Six Months 2002 Compared to Six Months 2001

	Six months ended June 30,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$916	$55	$977	$72
Consumer packaging	561	45	585	49
Reclamation	196	7	199	2
Other operations	7		8	1

Total operations	$1,680	107	$1,769	124

Restructuring charges		(1)		(4)
Gain on sale of assets		1		1
Goodwill amortization				(3)
Interest income		35		31
Interest expense		(47)		(69)
Corporate expenses and other		(9)		(6)

Income before income taxes and extraordinary item		$86		$74

        Consolidated net sales of $1,680 million in 2002 declined by 5% compared to 2001 due primarily to lower average sales prices. Income before income taxes and extraordinary item in 2002 was $86 million, an increase of $12 million compared to 2001. The increase was due primarily to lower interest expense and the elimination of goodwill amortization in 2002. The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$(68)	$(9)	$6	$		$(71)
Sales volume	9	(15)	(7)			(13)
Closed or sold facilities	(2)		(2)		(1)	(5)

Total	$(61)	$(24)	$(3)		$(1)	$(89)

        Consolidated cost of goods sold decreased due to the lower sales volumes, lower energy cost of $16 million and the elimination of goodwill amortization reduced cost of $3 million. Cost of goods sold as a percent of net sales in 2002 was 86%, compared to 85% in 2001 due to the lower average sales prices.

        Selling and administrative expenses decreased by 2% compared to last year. Selling and administrative expense as a percent of net sales was 8% in 2002, comparable to 2001.

        In the first quarter of 2002, we recorded a restructuring charge of $1 million related to the closure of a Cladwood® plant in Oregon.

        Interest expense declined $22 million due to the favorable impacts from lower overall average interest rates ($16 million) and from lower average borrowings ($6 million). The overall average effective interest rate in 2002 was lower than 2001 by approximately 230 basis points. Interest income for 2002 increased by $4 million due to accrued interest on our intercompany notes receivable from Smurfit-Stone.

        The effective income tax rate for 2002 was 39%, comparable to 2001. Provision for income taxes in 2002 differed from the federal statutory tax rate due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 6% due primarily to lower average sales prices. On average, corrugated container sales prices decreased by 6% and linerboard sales prices were lower by 9%. Shipments of corrugated containers increased 1%. Containerboard production was flat compared to last year. We continued to take market related downtime in order to maintain a lower level of inventory. We incurred approximately 110,000 tons of containerboard market related downtime in 2002. For solid bleached sulfate, the average sales price decreased 7% and production was lower by 3%.

        Profits decreased by $17 million due primarily to the lower average sales prices. Profits were favorably impacted by lower energy cost in 2002 compared to 2001. Cost of goods sold as a percent of net sales increased to 88% in 2002 compared to 86% in 2001 due to the lower average sales prices.

Consumer Packaging Segment

        Net sales decreased by 4% due primarily to lower sales volumes and lower average sales prices. Folding carton shipments decreased 6%. On average, folding carton sales prices were 1% lower compared to 2001 and coated boxboard sales prices were 2% lower. Production of coated boxboard in 2002 was 1% higher compared to 2001.

        Profits decreased by $4 million due primarily to the lower average sales prices and lower sales volume. Profits were favorably impacted by lower energy cost. Cost of goods sold as a percent of net sales in 2002 was 83% compared to 84% in 2001.

Reclamation Segment

        Net sales in 2002 decreased by 2% compared to 2001 due primarily to lower sales volume. The average price of OCC in 2002 increased approximately $20 per ton compared to 2001, but the average price of old newsprint was lower by approximately $5 per ton. Total tons of fiber reclaimed and brokered decreased 3%. Reclamation profits increased $5 million compared to last year due to the higher average sales prices. Cost of goods sold as a percent of net sales decreased from 92% in 2001 to 90% in 2002 due primarily to the higher average sales prices.

Statistical Data

	Three months ended June 30,		Six months ended June 30,
(In thousands of tons, except as noted)
	2002	2001	2002	2001
Mill production:
Containerboard	354	345	657	658
Solid bleached sulfate	48	48	90	93
Coated boxboard	137	135	286	284
Uncoated boxboard	32	32	63	69
Corrugated containers sold (billion sq. ft.)	7.1	6.9	13.7	13.7
Folding cartons sold	125	131	247	264
Fiber reclaimed and brokered	1,638	1,650	3,270	3,383

RESTRUCTURING AND EXIT LIABILITIES

        In the first quarter of 2002, we recorded a restructuring charge of approximately $1 million for the closure of a Cladwood® facility in Oregon. Approximately 30 employees were terminated.

        As of December 31, 2001, we had $20 million of exit liabilities related to the Smurfit-Stone merger and from our restructuring activities. During the six months ended June 30, 2002, we incurred cash expenditures of approximately $2 million for exit liabilities. Through June 30, 2002, we have incurred approximately $55 million (75%) of the planned cash expenditures to close facilities, pay severance and pay other exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the six month period ended June 30, 2002, net cash provided by operating activities of $86 million, proceeds from notes receivable from Smurfit-Stone of $5 million were used to fund net debt payments of $48 million, expenditures for property, plant and equipment of $36 million and dividends to Smurfit-Stone of $4 million.

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) revolving credit facility and future financing activities will be sufficient for the next two years to meet our obligations, including debt service, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2002 and for 2003 total $30 million and $770 million, respectively, with varying amounts thereafter. We are exploring a number of options to repay or refinance these debt maturities. We have historically had good access to the capital markets and expect to be able to repay or refinance these debt maturities before their maturity dates. Although we believe we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2002 significantly below our anticipated annual depreciation level of $116 million. As of June 30, 2002, we had authorized commitments for capital expenditures of $53 million, including $9 million for environmental projects, $10 million to maintain competitiveness and $34 million for upgrades, modernization and expansion.

        On July 22, 2002, Jefferson Smurfit (U.S.) entered into an agreement to sell its industrial packaging operations, which are included in our Consumer packaging segment, to a third party for approximately $80 million. Jefferson Smurfit (U.S.) will retain approximately $12 million in receivables from the business. Proceeds of the sale will be used to reduce borrowings outstanding under the Jefferson Smurfit (U.S.) credit agreement. The sale is expected to be completed in August 2002.

        On July 24, 2002, Jefferson Smurfit (U.S.) entered into an agreement to purchase a corrugating medium mill that has an annual capacity of 830,000 tons, seven corrugated container plants, one hardwood saw mill and approximately 82,000 acres of timberland from a third party. Jefferson Smurfit (U.S.) agreed to pay $350 million for the assets and an additional $25 million over the next twelve months related to financing arrangements. Jefferson Smurfit (U.S.) will fund the acquisition under its revolving credit agreement or may seek approval from its lenders to amend the Jefferson Smurfit (U.S.) credit agreement to fund the acquisition in the capital markets. The purchase is expected to be completed in the third quarter of 2002.

        On June 17, 2002, Jefferson Smurfit Group plc (JSG), a major stockholder of Smurfit-Stone, and an affiliate of Madison Dearborn Partners, L.L.C. (MDP) announced that they had reached an agreement on the terms of a recommended cash offer by MDP for the outstanding shares of JSG. In connection with this offer, JSG announced its intention to spin-off to its stockholders the 71,638,462 shares of Smurfit-Stone common stock owned by JSG (representing approximately 29.3% of the outstanding common stock of Smurfit-Stone). This spin-off, which has been approved by the required number of JSG stockholders, is expected to occur prior to the purchase of the JSG shares by MDP, currently anticipated to be completed in the third quarter of 2002.

        The spin-off of Smurfit-Stone common stock by JSG would result in the occurrence of an event of default under the Jefferson Smurfit (U.S.) credit agreement. We believe that we will obtain a waiver or amendment to the Jefferson Smurfit (U.S.) credit agreement that will allow completion of the spin-off without any adverse effect on such agreement.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of June 30, 2002, Jefferson Smurfit (U.S.) had $398 million of unused borrowing capacity under its revolving credit facility and $5 million of unused borrowing capacity under the $229 million accounts receivable securitization program, subject to Jefferson Smurfit (U.S.)'s level of eligible accounts receivable.

Financing Activities

        In January 2002, Jefferson Smurfit (U.S.) obtained a waiver and an amendment from its lender group for relief from certain financial covenant requirements under the Jefferson Smurfit (U.S.) credit agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

        In May 2002, Jefferson Smurfit (U.S.) repaid its $100 million 10.75% Unsecured Senior Notes at maturity with borrowings under the Jefferson Smurfit (U.S.) revolving credit facility.

        The obligations under the Jefferson Smurfit (U.S.) credit agreement are unconditionally guaranteed by Smurfit-Stone, JSCE, Inc. and the material subsidiaries of Jefferson Smurfit (U.S.). The obligations under the Jefferson Smurfit (U.S.) credit agreement are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.) and its material subsidiaries, a pledge of all of the capital stock of JSCE, Inc., Jefferson Smurfit (U.S.) and the material U.S. subsidiaries of Jefferson Smurfit (U.S.) and a pledge of 65% of the capital stock of certain foreign subsidiaries of Jefferson Smurfit (U.S.). The security interest under the Jefferson Smurfit (U.S.) credit agreement excludes certain trade receivables and proceeds thereof.

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

Pension Obligation

        As discussed in our 2001 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $132 million as of December 31, 2001. For the six months ended June 30, 2002, the actual loss on our pension plan assets of approximately $30 million was less than the expected return due to the poor performance of the stock market. In addition, interest rates have declined, which may require us to decrease the discount rate assumption at the end of 2002. A decrease in the rate by 0.25% would increase our pension obligations by approximately $25 million. If the return on pension assets does not improve in the second half of 2002 and interest rates remain at current levels, the under funded status of our plans will increase and we will be required to record an additional minimum pension liability adjustment to stockholders' equity at December 31, 2002.

PROSPECTIVE ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Assets Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires, in most cases, gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, rather than as extraordinary items. The statement is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, we expect to reclassify previously recognized extraordinary gains and losses from the early extinguishment of debt.

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including interest rate risk and commodity price risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect JSCE, Inc. from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at June 30, 2002.

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of June 30, 2002, we had futures contracts to hedge approximately 26% of our expected natural gas requirements for the month of July 2002 and 6% of our requirements for August through October 2002. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The change in energy cost discussed in Part I, Item 2 includes the impact of the natural gas futures contracts. See Note 5 of the Notes to Consolidated Financial Statements.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None
ITEM 2.	CHANGES IN SECURITIES
None
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5.	OTHER INFORMATION
None
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
a)
The following exhibits are included in this Form 10-Q:

99.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)
Reports on Form 8-K:

  Form 8-K dated July 24, 2002 was filed with the Securities and Exchange Commission in connection with the announcement to enter into an agreement to purchase a corrugating medium mill, seven corrugated container plants, one hardwood sawmill and woodland operations consisting of approximately 82,000 acres of timberland from a third party.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JSCE, INC. (Registrant)
Date: August 9, 2002	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K
Signatures