Form 10-Q
period 2002-09-30
JSCE INC
filed 2002-11-08
CIK 727742

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended September 30, 2002

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

        As of September 30, 2002, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JSCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)
	2002	2001	2002	2001
Net sales	$914	$831	$2,532	$2,537
Costs and expenses
Cost of goods sold	801	695	2,191	2,152
Selling and administrative expenses	72	67	208	206
Restructuring charges	3		4	4
Loss (gain) on sale of assets		1	(1)

Income from operations	38	68	130	175
Other income (expense)
Interest income from SSCC	19	17	54	48
Interest expense	(22)	(30)	(69)	(99)
Other, net		1	1	2

Income from continuing operations before income taxes and extraordinary item	35	56	116	126
Provision for income taxes	(15)	(24)	(47)	(51)

Income from continuing operations before extraordinary item	20	32	69	75
Discontinued operations
Income from discontinued operations, net of income taxes of $1 and $3 for the three and nine months ended September 30, 2002 and $0 and $2 for the three and nine months ended September 30, 2001, respectively	2	2	5	4
Gain on disposition of discontinued operations, net of income taxes of $17	22		22

Income before extraordinary item	44	34	96	79
Extraordinary item
Loss from early extinguishment of debt, net of income tax benefit of $7 for the three and nine months ended September 30, 2002 and $2 for the nine months ended September 30, 2001	(12)		(12)	(2)

Net income	$32	$34	$84	$77

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$18	$11
Receivables, less allowances of $11 in 2002 and 2001	396	314
Inventories
Work-in-process and finished goods	102	78
Materials and supplies	134	109

	236	187
Refundable income taxes		4
Prepaid expenses and other current assets	13	14

Total current assets	663	530
Net property, plant and equipment	1,432	1,221
Timberland, less timber depletion	27	2
Goodwill	185	191
Notes receivable from SSCC	542	499
Other assets	137	101

	$2,986	$2,544

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Current maturities of long-term debt	$85	$150
Accounts payable	261	226
Accrued compensation and payroll taxes	81	81
Interest payable	6	19
Deferred income taxes	8	4
Other current liabilities	93	62

Total current liabilities	534	542
Long-term debt, less current maturities	1,589	1,277
Other long-term liabilities	268	264
Deferred income taxes	556	505
Stockholder's equity (deficit)
Common stock, par value $.01 per share; 1,000 shares authorized and outstanding
Additional paid-in capital	1,130	1,129
Retained earnings (deficit)	(1,035)	(1,113)
Accumulated other comprehensive income (loss)	(56)	(60)

Total stockholder's equity (deficit)	39	(44)

	$2,986	$2,544

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, (In millions)	2002	2001
Cash flows from operating activities
Net income	$84	$77
Adjustments to reconcile net income to net cash provided by operating activities
Gain on disposition of discontinued operations	(39)
Extraordinary loss from early extinguishment of debt	19	4
Depreciation, depletion and amortization	89	92
Amortization of deferred debt issuance costs	2	4
Deferred income taxes	56	40
Gain on sale of assets	(1)
Non-cash restructuring charge	3	1
Non-cash interest income from SSCC	(54)	(48)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Receivables	(35)	(18)
Inventories	(22)	21
Prepaid expenses and other current assets	(4)	4
Accounts payable and accrued liabilities	27	(73)
Interest payable	(13)	8
Income taxes		3
Other, net	10	(6)

Net cash provided by operating activities	122	109

Cash flows from investing activities
Expenditures for property, plant and equipment	(61)	(60)
Payment on acquisition	(350)
Proceeds from property and timberland disposals and sale of businesses	80	4
Notes receivable from SSCC	5	5

Net cash used for investing activities	(326)	(51)

Cash flows from financing activities
Proceeds from long-term debt	700	275
Net borrowings (repayments) under the accounts receivable securitization program	13	(12)
Net repayments of debt	(465)	(326)
Deferred debt issuance costs paid	(13)	(4)
Debt repurchase premiums paid	(18)
Dividends paid	(6)	(6)

Net cash provided by (used for) financing activities	211	(73)

Increase (decrease) in cash and cash equivalents	7	(15)
Cash and cash equivalents
Beginning of period	11	21

End of period	$18	$6

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

3.    Discontinued Operations

        On September 30, 2002, JSC(U.S.) sold the industrial packaging division included in the Consumer Packaging segment to a third party for approximately $80 million and retained $12 million of accounts receivable. The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million. The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills. Net sales for these operations were $122 million for the year ended December 31, 2001 and $96 million for the nine months ended September 30, 2002. These facilities employed approximately 700 hourly and 150 salaried employees. The results of operations from the industrial packaging division have been reclassified as discontinued operations for all periods presented. The assets and liabilities of the industrial packaging division, excluding retained assets and liabilities, included in the accompanying consolidated balance sheet as of December 31, 2001 consisted of the following:

Inventories	$6
Net property, plant and equipment	32
Accounts payable and accrued liabilities	(8)
Long-term debt, less current maturities	(2)

        Proceeds of the sale were used to reduce borrowings outstanding under the JSC(U.S.) revolving credit agreement.

4.    Stevenson Mill Acquisition

        On September 30, 2002, JSC(U.S.) purchased a corrugating medium mill, seven corrugated container plants, one hardwood sawmill and approximately 82,000 acres of timberland from MeadWestvaco (the "Stevenson Mill Acquisition"). JSC(U.S.) paid $350 million, subject to a final working capital adjustment, for the assets and agreed to pay an additional $25 million within a twelve month period in connection with benefits obtained by the Company under certain financing arrangements. The cost to acquire these plants has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when asset and liability valuations are finalized. The preliminary allocation has resulted in working capital of $45 million and property, plant and equipment and timberland of $305 million. The commitment to pay $25 million for the assumption of environmental improvement revenue bonds has been recorded in other assets with a corresponding amount in other current liabilities. The Company has not recorded any goodwill in connection with this acquisition.

5.    Exit Liabilities

        The Company recorded a restructuring charge of $3 million during the third quarter and $4 million year to date related to the disposition of the Company's Cladwood® operations. The assets of these operations were adjusted to the estimated fair value less cost to sell resulting in a $3 million non-cash write-down. These shutdowns resulted in approximately 110 employees being terminated. The sales and operating income of these facilities in 2001 were $17 million and $1 million, respectively.

        At December 31, 2001, the Company had $20 million of exit liabilities related to the restructuring of operations. The Company had $2 million of cash disbursements related to these exit liabilities during the nine months ended September 30, 2002.

6.    Long-Term Debt

Bank Credit Facilities

        In January 2002, JSC(U.S.) obtained a waiver and an amendment from its lender group under the JSC(U.S.) credit agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

        In August 2002, JSC(U.S.) amended its credit agreement to permit the distribution of approximately 71.6 million shares of SSCC common stock (approximately 29.3% of the total shares outstanding) by Jefferson Smurfit Group to its stockholders, which otherwise would have constituted a change of control event of default. In addition, this amendment permitted JSC(U.S.) to refinance all or any portion of the 9.75% Senior Notes due 2003 with the 8.25% Senior Notes due 2012.

        In September 2002, JSC(U.S.) amended and restated its credit agreement to permit (i) the incurrence of the indebtedness represented by the 8.25% Senior Notes due 2012 in excess of the amount necessary for refinancing the 9.75% Senior Notes due 2003 and (ii) the use of a portion of the proceeds from the sale of the 8.25% Senior Notes due 2012 to fund the Stevenson Mill Acquisition. In addition, the amended and restated credit agreement permits JSC (U.S.) to obtain an incremental loan facility of up to $140 million, subject to lender syndication, to be used for the issuance of letters of credit to support environmental improvement revenue bonds that are expected to be assumed by JSC (U.S.) within one year following the Stevenson Mill Acquisition. The amended and restated credit agreement also permits the merger of Stone and JSC(U.S.) under certain circumstances.

Senior Notes

        In September 2002, the Company completed an offering of $700 million of 8.25% Senior Notes due 2012. The Company used the proceeds of this issuance in part to repurchase $474 million of the 9.75% Senior Notes due 2003, pay related call premiums of $18 million and pay issuance costs of $12 million. The remaining portion of the 8.25% Senior Note proceeds was subsequently used to fund a portion of the purchase price of the Stevenson Mill Acquisition. An extraordinary loss of $12 million, net of tax of $7 million, was recorded in the third quarter due to the early extinguishment of debt.

7.    Derivative Instruments and Hedging Activities

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

Commodity Future Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of September 30, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is approximately one year. For the nine months ended September 30, 2002, the Company reclassified a $3 million loss, from OCI to cost of goods sold when the hedged items were recognized. Amounts reclassified for the three month period ended September 30, 2002 were immaterial. The fair value of the Company's futures contracts at September 30, 2002 is immaterial.

        The cumulative deferred hedge gain on all commodity contracts is immaterial at September 30, 2002.

8.    Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$32	$34	$84	$77
Other comprehensive income (loss), net of tax:
Cumulative effect of an accounting change				2
Net changes in fair value of hedging transactions		(3)	1	(8)
Net loss reclassified into earnings		1	3
Foreign currency translation adjustment		1

Comprehensive income	$32	$33	$88	$71

9.    Goodwill Accounting

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

        Income from continuing operations before extraordinary item and net income for the three and nine months ended September 30, 2001, adjusted to exclude goodwill amortization expense, is as follows:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Income from continuing operations before extraordinary item:
Reported income from continuing operations before extraordinary item	$32	$75
Goodwill amortization	2	5

Adjusted income from continuing operations before extraordinary item	$34	$80

Net Income:
Reported net income	$34	$77
Goodwill amortization	2	5

Adjusted net income	$36	$82

        As of January 1, 2002, goodwill of $191 million (net of $86 million of amortization) was attributable to the Company's segments as follows: $119 million for Containerboard and Corrugated Containers and $72 million for Consumer Packaging. Goodwill of $6 million, associated with the industrial packaging division plants, was written-off as part of the determination of the gain on disposition of discontinued operations. Other than this write-off of goodwill, no goodwill was acquired, impaired or written-off during the three and nine months ended September 30, 2002.

10.    Business Segment Information

        On January 1, 2002, the Company combined the Consumer Packaging segment with the Specialty Packaging segment. The Specialty Packaging segment was previously not a reportable segment. The information for 2001 has been restated from the prior year in order to conform to the 2002 presentation. In addition, the results reported for the Consumer Packaging segment have been restated to exclude the results of the discontinued operations, the industrial packaging division, for all periods presented.

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

        A summary by business segment follows:

Three months ended September 30,	Container- board & Corrugated Containers	Consumer Packaging	Recla- mation	Other	Total
2002
Revenues from external customers	$480	$268	$163	$3	$914
Intersegment revenues	13		29		42
Segment profit (loss)	33	19	8	(25)	35
2001
Revenues from external customers	$470	$270	$86	$5	$831
Intersegment revenues	10		16		26
Segment profit (loss)	47	23	1	(15)	56
Nine months ended September 30,
2002
Revenues from external customers	$1,396	$767	$359	$10	$2,532
Intersegment revenues	35		68		103
Segment profit (loss)	88	59	15	(46)	116
2001
Revenues from external customers	$1,447	$792	$285	$13	$2,537
Intersegment revenues	34		46		80
Segment profit (loss)	119	68	3	(64)	126

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

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

13.    Subsequent Event

        On November 4, 2002, the Company announced its decision to permanently close three corrugated container facilities acquired as part of the Stevenson Mill Acquisition. The final purchase price allocation for the Stevenson Mill Acquisition will include an adjustment to fair value of property, plant and equipment associated with the shutdown of the three corrugated container plants, liabilities for the termination of certain employees and other commitments.

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

RESULTS OF OPERATIONS

Third Quarter 2002 Compared to Third Quarter 2001

	Three months ended September 30,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$480	$33	$470	$47
Consumer packaging	268	19	270	23
Reclamation	163	8	86	1
Other operations	3	(1)	5

Total operations	$914	59	$831	71

Restructuring charges		(3)
Loss on sale of assets				(1)
Goodwill amortization				(2)
Interest income from SSCC		19		17
Interest expense		(22)		(30)
Corporate expenses and other		(18)		1

Income from continuing operations before income taxes and extraordinary item		$35		$56

        Consolidated net sales of $914 million in 2002 were 10% higher compared to last year due primarily to higher sales prices for reclamation products and higher shipments of containerboard and corrugated containers. Sales prices for most of our major products were lower on average compared to 2001. Income from continuing operations before income taxes and extraordinary item in 2002 was $35 million, a decrease of $21 million compared to 2001. The decline in earnings was due primarily to lower average sales prices for containerboard and corrugated containers and higher fiber cost. The decline in interest expense partially offset the earnings decline.

        Amortization of goodwill ceased on January 1, 2002, when we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." We performed our transitional impairment test for each of our reporting units, as required by SFAS No. 142, during the first quarter of 2002. Under SFAS No. 142, an impairment is recognized when a reporting unit's carrying amount of goodwill exceeds its implied fair value. Based upon the results of our transitional impairment test, our recorded goodwill as of January 1, 2002 was not impaired. We determined the fair value of our reporting units based upon discounted cash flow models supported by recent acquisitions within our industry and various other valuation techniques.

        The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$(22)	$(4)	$75	$		$49
Sales volume	32	2	2			36
Closed or sold facilities					(2)	(2)

Total	$10	$(2)	$77		$(2)	$83

        Consolidated cost of goods sold increased due primarily to higher sales volumes for containerboard and corrugated containers and higher reclaimed fiber cost ($69 million). Cost of goods sold was favorably impacted by lower energy cost ($5 million) and the elimination of goodwill amortization ($2 million). Cost of goods sold as a percent of net sales in 2002 was 88% compared to 84% in 2001 due to lower average sales prices.

        Selling and administrative expenses increased by 7% due primarily to proceeds received in 2001 from lawsuits. Selling and administrative expense as a percent of net sales was 8% in 2002, comparable to 2001.

        We recorded a restructuring charge of $3 million in the third quarter of 2002 related to the disposition of our remaining Cladwood® facilities.

        Interest expense declined $8 million due to the favorable impacts from lower overall average interest rates ($5 million) and from lower average borrowings ($3 million). The overall average effective interest rate in 2002 was lower than 2001 by approximately 150 basis points. Interest income increased $2 million due to accrued interest on our intercompany notes receivable from Smurfit-Stone.

        The effective income tax rate for 2002 was 43%, comparable to 2001. Provision for income taxes in 2002 differed from the federal statutory tax rate due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales increased by 2% due primarily to higher sales volumes for containerboard and corrugated containers. Shipments of corrugated containers increased 9%. Production of containerboard decreased 3%. We continued to take market related downtime in order to maintain a lower level of inventory. We incurred approximately 50,000 tons of containerboard market related downtime in 2002. On average, corrugated container sales prices decreased by 4% and linerboard sales prices were lower by 1%. During the third quarter of 2002 we raised containerboard prices by $25 per ton and began implementing a corresponding price increase for corrugated containers. For solid bleached sulfate, the average sales price decreased 5% and production was 4% lower compared to last year.

        Profits decreased by $14 million due primarily to the lower average sales prices and higher fiber cost. Profits were favorably impacted by improvements in sales volume and lower energy cost. Cost of goods sold as a percent of net sales increased to 88% in 2002 compared to 83% in 2001 due primarily to the lower average sales prices.

Consumer Packaging Segment

        Net sales decreased by 1% due primarily to lower average sales prices for flexible packaging and lower shipments of folding cartons. On average, folding carton sales prices in 2002 were comparable to 2001, while coated boxboard sales prices were 3% higher. Folding carton shipments decreased 1%. Production of coated boxboard in 2002 was 6% higher compared to 2001.

        Profits decreased by $4 million due primarily to the lower sales prices and higher reclaimed fiber cost, which was higher than last year by approximately $8 million. Profits were favorably impacted by lower energy cost. Cost of goods sold as a percent of net sales in 2002 was 85%, compared to 83% in 2001 due primarily to lower average sales prices.

Reclamation Segment

        Net sales in 2002 increased by 90% compared to 2001 due primarily to higher average sales prices. Demand for reclaimed fiber, particularly for old corrugated containers, commonly known as OCC, the primary grade used by recycled containerboard mills, increased in the second and third quarters of 2002. The average price of OCC in the third quarter increased by approximately $30 per ton over the second quarter of 2002 and by approximately $60 per ton higher compared to last year. OCC prices peaked in July 2002 and then began dropping as export demand declined and collections increased. The average price of old newsprint increased approximately $30 per ton compared to last year. Total tons of fiber reclaimed and brokered increased 2%. Reclamation profits increased $7 million compared to last year due to the higher average sales prices. Cost of goods sold as a percent of net sales decreased from 92% in 2001 to 91% in 2002 due primarily to the higher average sales prices.

Discontinued Operations

        In September 2002, we sold our industrial packaging operations to a third party. The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million. The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills. The results of operations for the industrial packaging facilities, formerly included in the Consumer Packaging segment, have been reclassified to discontinued operations for all periods presented.

Nine Months 2002 Compared to Nine Months 2001

	Nine months ended September 30,
	2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,396	$88	$1,447	$119
Consumer packaging	767	59	792	68
Reclamation	359	15	285	3
Other operations	10		13	2

Total operations	$2,532	162	$2,537	192

Restructuring charges		(4)		(4)
Gain on sale of assets		1
Goodwill amortization				(5)
Interest income from SSCC		54		48
Interest expense		(69)		(99)
Corporate expenses and other		(28)		(6)

Income from continuing operations before income taxes and extraordinary item		$116		$126

        Consolidated net sales of $2,532 million in 2002 were comparable to 2001. The higher pricing for reclaimed fiber products and the higher shipments of containerboard and corrugated containers more than offset the declines due to lower pricing in our major product lines. Income from continuing operations before income taxes and extraordinary item in 2002 was $116 million, a decrease of $10 million compared to 2001. The decrease was due primarily to the decline in earnings of our operations segments, particularly in the Containerboard and Corrugated Containers segment. Lower interest expense and the elimination of goodwill amortization in 2002 partially offset the decline in earnings of our segments.

        The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$(90)	$(10)	$81	$		$(19)
Sales volume	41	(15)	(5)			21
Closed or sold facilities	(2)		(2)		(3)	(7)

Total	$(51)	$(25)	$74		$(3)	$(5)

        Consolidated cost of goods sold increased due primarily to the higher cost of reclaimed fiber ($70 million). Cost of goods sold was favorably impacted by lower energy cost ($21 million) and the elimination of goodwill amortization ($5 million). Cost of goods sold as a percent of net sales in 2002 was 87% compared to 85% in 2001 due primarily to the lower average sales prices.

        Selling and administrative expenses increased by 1% compared to last year. Selling and administrative expense as a percent of net sales was 8% in 2002, comparable to 2001.

        During 2002, we recorded restructuring charges of $4 million related to the disposition of our Cladwood® operations.

        Interest expense declined $30 million due to the favorable impacts from lower overall average interest rates ($21 million) and from lower average borrowings ($9 million). The overall average effective interest rate in 2002 was lower than 2001 by approximately 200 basis points. Interest income for 2002 increased by $6 million due to accrued interest on our intercompany notes receivable from Smurfit-Stone.

        The effective income tax rate for 2002 was 41%, comparable to 2001. Provision for income taxes in 2002 differed from the federal statutory tax rate due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 4% due primarily to lower average sales prices. On average, corrugated container sales prices decreased by 6% and linerboard sales prices were lower by 6%. Shipments of corrugated containers increased 3%. Containerboard production decreased 1% compared to last year. We continued to take market related downtime in order to maintain a lower level of inventory. We incurred approximately 160,000 tons of containerboard market related downtime in 2002. For solid bleached sulfate, the average sales price decreased 6% and production was lower by 3%.

        Profits decreased by $31 million due primarily to the lower average sales prices. Profits were favorably impacted by lower energy cost compared to 2001. Cost of goods sold as a percent of net sales increased to 88% in 2002 compared to 85% in 2001 due to the lower average sales prices.

Consumer Packaging Segment

        Net sales decreased by 3% due primarily to lower sales volumes and lower average sales prices. Folding carton shipments decreased 5%. Sales prices of flexible packaging products were lower than last year by approximately 22%. On average, folding carton and coated boxboard sales prices were comparable to 2001. Production of coated boxboard in 2002 was 3% higher compared to 2001.

        Profits decreased by $9 million due primarily to the lower average sales prices and higher reclaimed fiber cost. Reclaimed fiber cost was higher than last year by approximately $7 million. Profits were favorably impacted by lower energy cost. Cost of goods sold as a percent of net sales in 2002 increased to 84% compared to 83% in 2001 due primarily to the lower average sales prices.

Reclamation Segment

        Net sales in 2002 increased by 26% compared to 2001 due primarily to higher average sales prices. The average price of OCC in 2002 increased approximately $35 per ton compared to 2001 and the average price of old newsprint was higher by approximately $5 per ton. Total tons of fiber reclaimed and brokered decreased 2%. Reclamation profits increased $12 million compared to last year due to the higher average sales prices. Cost of goods sold as a percent of net sales decreased from 92% in 2001 to 91% in 2002 due primarily to the higher average sales prices.

Statistical Data

	Three months ended September 30,		Nine months ended September 30,
(In thousands of tons, except as noted)
	2002	2001	2002	2001
Mill production:
Containerboard	332	343	989	1,001
Solid bleached sulfate	48	50	138	143
Coated boxboard	152	143	438	427
Corrugated containers sold (billion sq. ft.)	7.3	6.7	21.0	20.4
Folding cartons sold	133	135	380	399
Fiber reclaimed and brokered	1,675	1,642	4,945	5,025

RESTRUCTURING AND EXIT LIABILITIES

        We recorded restructuring charges of $4 million in 2002 for the disposition of our Cladwood® facilities in Oregon. The assets of these operations were adjusted to estimated fair value less cost to sell resulting in a $3 million non-cash write-down. Approximately 110 employees were terminated.

        As of December 31, 2001, we had $20 million of exit liabilities related to the Smurfit-Stone merger and from our restructuring activities. During the nine months ended September 30, 2002, we incurred cash expenditures of approximately $2 million for exit liabilities. Through September 30, 2002, we have incurred approximately $55 million (74%) of the planned cash expenditures to close facilities, pay severance and pay other exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the nine month period ended September 30, 2002, net cash provided by operating activities of $122 million, net borrowings of $713 million, proceeds of $80 million from the sale of a business and proceeds from notes receivable from Smurfit-Stone of $5 million were used to fund net debt payments of $465 million, payments on acquisitions of $350 million, expenditures for property, plant and equipment of $61 million, debt repurchase premiums of $18 million, financing fees of $13 million and dividends to Smurfit-Stone of $6 million.

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) revolving credit facility and future financing activities will be sufficient for the next two years to meet our obligations, including debt service, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2002 and for 2003 total $2 million and $300 million, respectively, with varying amounts thereafter. We are exploring a number of options to repay or refinance these debt maturities, particularly the Jefferson Smurfit (U.S.) Accounts Receivable Securitization Program. We have historically had good access to the capital markets and expect to be able to repay or refinance these debt maturities before their maturity dates. Although we believe we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2002 significantly below our anticipated annual depreciation level of $114 million. As of September 30, 2002, we had authorized commitments for capital expenditures of $65 million, including $5 million for environmental projects, $10 million to maintain competitiveness and $50 million for upgrades, modernization and expansion.

        In September 2002, Jefferson Smurfit (U.S.) sold its industrial packaging operations to a third party for approximately $80 million. Jefferson Smurfit (U.S.) retained approximately $12 million of receivables from the business. Proceeds from the sale were used to reduce borrowings outstanding under the Jefferson Smurfit (U.S.) revolving credit agreement.

        In September 2002, Jefferson Smurfit (U.S.) acquired a corrugating medium mill that has an annual capacity of 830,000 tons, seven corrugated container plants, one hardwood sawmill and approximately 82,000 acres of timberland from MeadWestvaco (the Stevenson Mill Acquisition). Jefferson Smurfit (U.S.) paid $350 million (subject to a working capital adjustment) for the assets in September and will pay an additional $25 million over the next twelve months related to benefits obtained by us under certain financing arrangements. The cost to acquire these plants has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when asset and liability valuations are finalized. We did not record any goodwill related to this transaction. Jefferson Smurfit (U.S.) funded the acquisition using a portion of the proceeds from the $700 million 8.25% Senior Notes (see Financing Activities) and with additional borrowings under existing bank credit facilities. Smurfit-Stone has targeted synergy savings of $40 million from the Stevenson Mill Acquisition by the end of 2003. These synergies will be achieved through a combination of administrative cost reductions, system optimization and purchasing savings.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of September 30, 2002, Jefferson Smurfit (U.S.) had $268 million of unused borrowing capacity under its revolving credit facility and $1 million of unused borrowing capacity under the $229 million accounts receivable securitization program, subject to Jefferson Smurfit (U.S.)'s level of eligible accounts receivable.

Financing Activities

        In January 2002, Jefferson Smurfit (U.S.) obtained a waiver and an amendment from its lender group under the Jefferson Smurfit (U.S.) credit agreement as of December 31, 2001. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

        In May 2002, Jefferson Smurfit (U.S.) repaid its $100 million 10.75% Unsecured Senior Notes at maturity with borrowings under the Jefferson Smurfit (U.S.) revolving credit facility.

        In August 2002, Jefferson Smurfit (U.S.) amended its credit agreement to permit the distribution of Smurfit-Stone common stock by Jefferson Smurfit Group plc to its stockholders, which otherwise would have constituted a change of control event of default, and to permit the refinancing of all or any portion of the 9.75% senior notes due 2003 (the 9.75% Senior Notes) with the 8.25% Senior Notes.

        In September 2002, Jefferson Smurfit (U.S.) amended and restated its credit agreement to permit the incurrence of indebtedness represented by the 8.25% Senior Notes in excess of the amount necessary for the refinancing the 9.75% Senior Notes and the use of a portion of the proceeds from the issuance of the 8.25% Senior Notes to fund the Stevenson Mill Acquisition. In addition, the amended and restated credit agreement permits Jefferson Smurfit (U.S.) to obtain an incremental loan facility of up to $140 million, subject to lender syndication, to be used for the issuance of letters of credit to support environmental improvement revenue bonds that are expected to be assumed by Jefferson Smurfit (U.S.) within one year of the Stevenson Mill Acquisition. The amended and restated credit agreement also permits the merger of Stone Container and Jefferson Smurfit (U.S.) under certain circumstances.

        In September 2002, Jefferson Smurfit (U.S.) issued $700 million of 8.25% senior notes due 2012 (the 8.25% Senior Notes). Jefferson Smurfit (U.S.) used a portion of the proceeds of this issuance to repurchase $474 million of the 9.75% Senior Notes, pay related call premiums of $18 million and pay $12 million of issuance costs. The remaining portion of the proceeds from the 8.25% Senior Notes was subsequently used to fund a portion of the purchase price of the Stevenson Mill Acquisition. The 8.25% Senior Notes have not been registered under the Securities Act of 1933 and are subject to certain transfer restrictions. If, by March 25, 2003, we do not consummate the registered exchange offer for a series of notes or cause a shelf registration with respect to resale of such series of notes to be declared effective, the interest rate on the notes will be increased by 50 basis points per annum until the consummation of a registered exchange offer or the effectiveness of a shelf registration statement.

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

Pension Obligation

        As discussed in our 2001 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $132 million as of December 31, 2001. For the nine months ended September 30, 2002, the actual loss on our pension plan assets of approximately $110 million was less than the expected return due to the poor performance of the equity markets. In addition, interest rates have declined, which may require us to decrease the discount rate assumption at the end of 2002. A decrease in the rate by 0.25% would increase our pension obligations by approximately $25 million. We expect the under funded status of our plans will increase and we will be required to record an additional minimum pension liability adjustment to stockholders' equity at December 31, 2002.

CRITICAL ACCOUNTING POLICIES

        Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments were listed in our Annual Report on Form 10-K for the year ended December 31, 2001.

        As a result of excess capacity in Smurfit-Stone's containerboard system and its policy of producing to meet demand, Smurfit-Stone temporarily shutdown four of its paper machines in 2001. Two of the machines, located at Fernandina, Florida and Carthage, Indiana, are owned by Jefferson Smurfit (U.S.) and are included in our Containerboard and Corrugated Containers segment. The Carthage machine was subsequently restarted. The Fernandina No.2 paper machine remained closed during the first 10 months of 2002.

        In light of the Stevenson Mill Acquisition, Smurfit-Stone performed an evaluation of its overall containerboard requirements. As a result, Stone Container announced the permanent closure of one of its paper machines in November 2002. The Fernandina No.2 machine, which produces lightweight linerboard and has a net book value of approximately $140 million, continues to be temporarily shut down. No decision has been made to permanently shut down this machine, as it may be restarted, subject to future demand for linerboard and industry conditions.

        In addition, in November 2002, we announced the closure of three of the corrugated container facilities acquired as part of the Stevenson Mill Acquisition. The final purchase price allocation for the Stevenson Mill Acquisition will include an adjustment to fair value of property, plant and equipment associated with the shutdown of the three corrugated container plants, liabilities for the termination of certain employees and other commitments.

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

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including interest rate risk and commodity price risk. To manage the volatility related to these risks, we enter into various derivative contracts. We do not use derivatives for speculative or trading purposes.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect JSCE, Inc. from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at September 30, 2002.

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of September 30, 2002, we had futures contracts to hedge approximately 6% of our expected natural gas requirements for the month of October 2002 and approximately 11% of our requirements for January through December 2003. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The change in energy cost discussed in Part I, Item 2 includes the impact of the natural gas futures contracts. See Note 7 of the Notes to Consolidated Financial Statements.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this report, have concluded that, as of such date our disclosure controls and procedures were adequate and effective to ensure that material information relating to JSCE, Inc. would be made known to them by others within the company.

Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect JSCE Inc.'s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in JSCE, Inc.'s internal controls. As a result, no corrective actions were required or undertaken.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings in the Third Circuit Court of Appeals has been denied. We are vigorously defending these cases.

ITEM 2.    CHANGES IN SECURITIES

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:
4.1	Form of 8.25% Senior Notes due 2012 of Jefferson Smurfit Corporation (U.S.) (included in Exhibit 4.2).
4.2	Indenture dated as of September 26, 2002 among Jefferson Smurfit Corporation (U.S.), JSCE, Inc. and The Bank of New York, as trustee.
4.3
Registration Rights Agreement dated as of September 10, 2002 among Jefferson Smurfit Corporation (U.S.), JSCE, Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Salomon Smith Barney Inc., Banc One Capital Markets, Inc., BNY Capital Markets, Inc., Credit Lyonnais Securities (USA) Inc., Credit Suisse First Boston Corporation, Dresdner Kleinwort Wasserstein—Grantchester, Inc., Scotia Capital (USA), Inc., SG Cowen Securities Corporation and Wachovia Securities, Inc.
10.1
Third Amended and Restated Credit Agreement dated as of September 26, 2002 among Jefferson Smurfit (U.S.), Smurfit-Stone Container Corporation, JSCE, Inc., The Lenders and Fronting Banks parties thereto, The Managing Agents named therein, JPMorgan Chase Bank, as Administrative Agent and Senior Managing Agent and Deutsche Bank Trust Company Americas, as Senior Managing Agent (incorporated by reference to Exhibit 10.1 to Smurfit-Stone Container Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.2
First Amendment of Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.2 to Smurfit-Stone Container Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.3
Restricted Stock Unit Agreement dated as of January 4, 2002 by and between Smurfit-Stone Container Corporation and Patrick J. Moore (incorporated by reference to Exhibit 10.3 to Smurfit-Stone Container Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)
Reports on Form 8-K:

  Form 8-K dated July 24, 2002 was filed with the Securities and Exchange Commission announcing the agreement to purchase a corrugating medium mill, seven corrugated container plants, one hardwood sawmill and approximately 82,000 acres of timberland from a third party.

  Form 8-K dated August 27, 2002 was filed with the Securities and Exchange Commission announcing the commencement of Jefferson Smurfit Corporation (U.S.)'s tender offer for its outstanding 9.75% Senior Notes due 2002.

  Form 8-K dated September 9, 2002 was filed with the Securities and Exchange Commission announcing the expiration of the consent solicitation period for Jefferson Smurfit Corporation (U.S.)'s tender offer for its 9.75% Senior Notes due 2002.

  Form 8-K dated September 11, 2002 was filed with the Securities and Exchange Commission announcing Jefferson Smurfit Corporation (U.S.)'s proposed offering of Senior Notes.

  Form 8-K dated September 26, 2002 was filed with the Securities and Exchange Commission announcing that the previously announced tender offer of Jefferson Smurfit Corporation (U.S.), a wholly-owned subsidiary of JSCE, Inc., to purchase any and all of its outstanding 9.75% Senior Notes due 2003 had expired and that all of the 9.75% Senior Notes tendered were accepted, and the completion of the offering of $700 million of 8.25% Senior Notes due 2012.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JSCE, INC. (Registrant)
Date: November 8, 2002	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

Certifications

I, Patrick J. Moore, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of JSCE, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ PATRICK J. MOORE Patrick J. Moore President and Chief Executive Officer

I, Charles A. Hinrichs, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of JSCE, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Signatures
Certifications