Form 10-K
period 2002-12-31
JSCE INC
filed 2003-03-10
CIK 727742

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to

Commission file number 0-11951

JSCE, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	37-1337160 (I.R.S. Employer Identification No.)
150 North Michigan Avenue Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)

Registrant's Telephone Number: (312) 346-6600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of February 28, 2003, none of the registrant's voting stock was held by non-affiliates.

        The number of shares outstanding of the registrant's common stock as of February 28, 2003: 1,000

DOCUMENTS INCORPORATED BY REFERENCE: None

        The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted thereby.

JSCE, INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2002

FORWARD-LOOKING STATEMENTS

        Except for the historical information contained in this Annual Report on Form 10-K, certain matters discussed herein, including (without limitation) under Part I, Item 1, "Business—Environmental Compliance," under Part I, Item 3, "Legal Proceedings" and under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends," and similar expressions, as they relate to JSCE, Inc. or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

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

  •
  access to capital markets;

  •
  fluctuations in energy prices; and

  •
  obtaining required consents or waivers of creditors in the event we are unable to satisfy covenants in our debt instruments.

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

PART I

ITEM 1.    BUSINESS

        Unless the context otherwise requires, "we," "us," "our" or "JSCE" refers to the business of JSCE, Inc. and its subsidiaries.

GENERAL

        JSCE, Inc., a Delaware corporation, is an integrated producer of containerboard, corrugated containers and other packaging products. We conduct our business operations through our wholly-owned subsidiary Jefferson Smurfit Corporation (U.S.), a Delaware corporation (Jefferson Smurfit (U.S.) or JSC(U.S.)). Jefferson Smurfit (U.S.) has extensive operations located primarily in the United States. For the year ended December 31, 2002, our net sales were $3,456 million and net income was $111 million.

        JSCE, Inc. is a wholly-owned subsidiary of Smurfit-Stone Container Corporation, a Delaware corporation. Smurfit-Stone is a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through two wholly-owned subsidiaries: JSCE and Stone Container Corporation, a Delaware corporation.

        On September 30, 2002, Jefferson Smurfit (U.S.) acquired a corrugating medium mill located in Stevenson, Alabama that has an annual capacity of 830,000 tons, seven corrugated container plants, one hardwood sawmill and approximately 82,000 acres of timberland from MeadWestvaco Corporation (the Stevenson Mill Acquisition). Jefferson Smurfit (U.S.) subsequently closed three of the corrugated container plants acquired as part of the Stevenson Mill Acquisition. Amounts included in the discussions herein include the Stevenson Mill Acquisition after September 30, 2002.

PRODUCTS

        We report our results of operations in three industry segments, all of which are reportable: 1) Containerboard and Corrugated Containers, 2) Consumer Packaging and 3) Reclamation. On January 1, 2002, we combined the former Specialty Packaging segment with the Consumer Packaging segment. The Specialty Packaging segment was previously not a reportable segment. The information for 2001 and 2000 has been restated in order to conform to the 2002 presentation. The industrial packaging operations, which were previously part of the Consumer Packaging segment, were sold in 2002 and have been classified as discontinued and are excluded from the segment results for all periods presented. For financial information relating to our segments, see the information set forth in Note 18 of the Notes to Consolidated Financial Statements.

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

        The Containerboard and Corrugated Containers segment includes five paper mills, 50 container plants and two wood products plants located in the United States, one container plant located in Mexico and one container plant located in Puerto Rico. In addition, we own approximately 82,000 acres of timberland located in the United States. The primary products of our Containerboard and Corrugated Containers segment include:

  •
  corrugated containers;

  •
  containerboard; and

  •
  solid bleached sulfate.

        We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumer goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts.

        Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. In 2002, we produced 781,000 tons of unbleached kraft linerboard, 295,000 tons of white top linerboard and 428,000 tons of medium. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations or by Stone Container's corrugated container operations. In 2002, our container plants consumed 1,699,000 tons of containerboard, representing an integration level of approximately 77%.

        Our paper mills also produce solid bleached sulfate (SBS), specializing in high-quality grades of SBS, which are designed to meet the demanding print requirements of folding carton and carded packaging customers in the food, pharmaceutical, cosmetics and other niche markets. A portion of our SBS is consumed internally by our folding carton plants.

        Production for our paper mills and sales volume for our corrugated container facilities for the last three years were:

	2002	2001	2000
Tons produced (in thousands)
Containerboard	1,504	1,334	1,433
Solid bleached sulfate	179	187	190
Corrugated containers sold (in billion sq. ft.)	28.6	27.1	28.7

CONSUMER PACKAGING SEGMENT

        The Consumer Packaging segment includes four paper mills, 17 folding carton plants and 14 other converting plants. Our Consumer Packaging operations are located in the United States. The primary products of our Consumer Packaging segment include:

  •
  folding cartons;

  •
  coated recycled boxboard;

  •
  laminated products; and

  •
  paper, foil and heat transfer labels.

        Folding cartons are used primarily to protect customers' products, while providing point of purchase advertising. We produce a full range of carton styles appropriate to nearly all carton end uses. The folding carton plants offer extensive converting capabilities, including sheet and web lithographic, rotogravure and flexographic printing and laminating. In addition, we provide Lithoflute™ packaging for a number of applications. The folding carton plants also provide a full line of structural and graphic design services tailored to specific technical requirements, as well as photography for packaging, sales promotion concepts and point of purchase displays. Converting capabilities include gluing, tray forming, windowing, waxing and laminating, plus other specialties. Our customer base is made up primarily of producers of packaged foods, beverages, fast food, detergents, paper, pharmaceuticals and cosmetics. Our customers range from local accounts to large national accounts.

        Our coated recycled boxboard mills produce a broad range of recycled grades, including clay-coated newsback, kraftback and whiteback, as well as waxable and laminated grades. Our coated boxboard mills and folding carton operations are highly integrated, with the majority of our coated boxboard used internally by our folding carton operations. In 2002, our folding carton plants consumed 366,000 tons of recycled boxboard, representing an integration level of approximately 63%.

        Production for our coated recycled boxboard mills and sales volume for the folding carton facilities for the last three years were:

	2002	2001	2000
Tons in thousands
Coated recycled boxboard produced	582	569	590
Folding cartons sold	504	523	561

        We also produce printed paper, foil and DI-NA-CAL® heat transfer labels, which are used in a wide range of industrial and consumer product applications. DI-NA-CAL® is a proprietary labeling system that applies high-speed heat transfer labels to plastic containers. We also produce specialized laminations of film, foil and paper. We have a full-service organization experienced in the production of color separations and lithographic film for the commercial printing, advertising and packaging industries.

RECLAMATION SEGMENT

        Our reclamation operations procure fiber resources for Smurfit-Stone's paper mills as well as for other producers. We operate 23 reclamation facilities in the United States that collect, sort, grade and bale recovered paper. We also collect aluminum and glass for resale to manufacturers of these products. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to Smurfit-Stone's recycled paper mills and other producers on a regional and national contract basis. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our reclamation facilities are located close to Smurfit-Stone's recycled paper mills, ensuring availability of supply with minimal shipping costs. Domestic tons of fiber reclaimed and brokered for 2002, 2001 and 2000 were 6,582,000, 6,714,000 and 6,768,000, respectively.

RAW MATERIALS

        Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our paper products. We satisfy the majority of our need for wood fiber through purchases on the open market or under supply agreements. We satisfy essentially all of our need for reclaimed fiber through our reclamation operations and nationwide brokerage system.

        Wood fiber and reclaimed fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Conservation regulations have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber have occasionally caused tight supplies of reclaimed fiber. At those times, we have experienced an increase in the cost of such fiber.

MARKETING

        Our marketing strategy is to sell a broad range of paper-based packaging products to marketers of industrial and consumer products. In managing the marketing activities of our paperboard mills, we seek to meet the quality and service needs of the customers of our converting plants at the most efficient cost, while balancing those needs against the demands of our open market customers. Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high-volume commodity products. Our board sales group is responsible for marketing and selling paper and paperboard products to third parties worldwide.

        We seek to serve a broad customer base for each of our industry segments. As a result, we serve thousands of accounts from our plants. Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. We complement our local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant due to production capacity, logistics and equipment requirements.

        Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a material adverse effect on our business.

COMPETITION

        The markets in which we sell our principal products are highly competitive and comprised of many participants. Although no single company is dominant, we do face significant competitors in each of our businesses. Our competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which we compete have historically been sensitive to price fluctuations brought about by shifts in industry capacity and other cyclical industry conditions. While we compete primarily on the basis of price in many of our product lines, other competitive factors include design, quality and service, with varying emphasis depending on product line.

BACKLOG

        Demand for our major product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are not a significant factor in the industry. We do not have a significant backlog of orders as most orders are placed for delivery within 30 days.

RESEARCH AND DEVELOPMENT

        Our research and development center, located in Carol Stream, Illinois, uses advanced technology to assist all levels of the manufacturing and sales processes, from raw material supply through finished packaging performance. Research programs have provided improvements in coatings and barriers, stiffeners, inks and printing. Our technical staff conducts basic, applied and diagnostic research, develops processes and products and provides a wide range of other technical services.

        We actively pursue applications for patents on new inventions and designs and attempt to protect our patents against infringement. Nevertheless, we believe our success and growth are more dependent on the quality of our products and our relationships with customers than on the extent of our patent protection. We hold or are licensed to use certain patents, licenses, trademarks and trade names on products, but do not consider the successful continuation of any material aspect of our business to be dependent upon such intellectual property.

EMPLOYEES

        We had approximately 13,900 employees at December 31, 2002, of which approximately 13,700 were employees of U.S. operations. Approximately 8,700 (63%) of our U.S. employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

  •
  Brewton, Alabama—October 2007

  •
  Fernandina Beach, Florida—June 2008

        We believe our employee relations are generally good. We are currently in the process of bargaining with unions representing production employees at a number of our operations. There were no significant or material work stoppages during 2002. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

        In particular, the United States Environmental Protection Agency (EPA) has finalized significant portions of its comprehensive rule governing air emissions (Maximum Achievable Control Technology-MACT) and water discharges (Effluent Limitation Guidelines) from the pulp, paper and paperboard industry, known as the "Cluster Rule". Phase I of MACT I and the Effluent Limitation Guidelines of the Cluster Rule required us to convert our bleached linerboard mill at Brewton, Alabama to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects have been completed at a cost of approximately $76 million. Phase II of MACT I of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. MACT II of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2004. We have spent approximately $12 million (of which approximately $10 million was spent in 2002) for capital projects related to MACT II of the Cluster Rule. We continue to study possible means of compliance with phase II of MACT I and MACT II of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of phase II of MACT I and MACT II of the Cluster Rule is likely to be in the range of $15 million to $20 million and that such cost will be incurred over the next four years.

        In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze and national ambient air quality standards. Several of our mills are located in states affected by these EPA initiatives. The EPA is also currently proposing to limit particulate emissions from industrial boilers in a new Boiler MACT regulation. Several of our mills will be subject to the Boiler MACT regulation when it is finalized. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost projections to our expenditure forecast.

        In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $2 million annually on capital expenditures for environmental purposes. Since our principal competitors are subject to comparable environmental standards, including the Cluster Rule, it is our opinion, based on current information, that compliance with environmental standards should not adversely affect our competitive position. However, we could incur significant expenditures due to changes in law or the discovery of new information, which could have a material adverse effect on our operating results.

AVAILABLE INFORMATION

        Smurfit-Stone's Internet address is www.smurfit-stone.com. Smurfit-Stone's Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on Smurfit-Stone's website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (SEC). We make available free of charge most of our SEC filings through Smurfit-Stone's Internet website as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. You may access these SEC filings via the hyperlink provided on Smurfit-Stone's Internet website to a third-party SEC filings website.

ITEM 2.    PROPERTIES

        Our manufacturing facilities are located primarily in the United States. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for their use. Our manufacturing facilities as of December 31, 2002 are summarized below.

	Number of Facilities
				State Locations(a)
	Total	Owned	Leased
United States
Containerboard and Corrugated Containers Segment:
Paper mills	5	5		4
Corrugated container plants	50	39	11	23
Wood products plants	2	2		2
Consumer Packaging Segment:
Coated recycled boxboard mills	4	4		4
Consumer packaging plants	31	21	10	13
Reclamation Segment	23	16	7	14

Subtotal	115	87	28	27
Other North America
Containerboard and Corrugated Containers Segment:
Corrugated container plants	2	2		N/A

Total	117	89	28	N/A

(a)
Reflects the number of states in which we have at least one manufacturing facility.

        Our paper mills represent approximately 61% of our investment in property, plant and equipment. In addition to manufacturing facilities, we own approximately 82,000 acres of timberland in the states of Alabama and Tennessee. The approximate annual tons of productive capacity of our paper mills at December 31, 2002 were:

Annual Capacity
(in thousands)
Containerboard	2,339
Solid bleached sulfate	190
Coated recycled boxboard	609

Total	3,138

        Substantially all of our operating facilities have been pledged as collateral under Jefferson Smurfit (U.S.)'s credit agreement. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities.

ITEM 3.    LEGAL PROCEEDINGS

LITIGATION

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania.

These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings in the Third Circuit Court of Appeals has been denied. We continue to vigorously defend these cases.

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

ENVIRONMENTAL MATTERS

        Federal, state and local environmental requirements are a significant factor in our business. We employ processes in the manufacture of paperboard and other products, which result in various discharges, emissions and wastes. These processes are subject to numerous federal, state and local environmental laws and regulations, including reporting and disclosure obligations. We operate and expect to continue to operate under permits and similar authorizations from various governmental authorities that regulate such discharges, emissions and wastes.

        We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons (generally referred to as "potentially responsible parties" or "PRPs"), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Our relative percentage of waste deposited at these sites ranges from 1% to 6%. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for the investigation and/or remediation of certain of our owned properties.

        Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2002, we had approximately $13 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        We are a wholly-owned subsidiary of Smurfit-Stone. Therefore, all of our outstanding common stock is owned by Smurfit-Stone. As a result, there is no established public market for our common stock.

DIVIDENDS ON COMMON STOCK

        We paid dividends to Smurfit-Stone in the aggregate amount of approximately $8 million in 2002 to fund the dividend obligations of Smurfit-Stone to the holders of the 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock of Smurfit-Stone. Our ability to pay dividends in the future is restricted by certain provisions contained in Jefferson Smurfit (U.S.)'s credit agreement and the indentures relating to Jefferson Smurfit (U.S.)'s outstanding indebtedness, which we guarantee. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

ITEM 6.    SELECTED FINANCIAL DATA

(In millions, except statistical data)	2002(a)	2001	2000	1999(b)	1998
Summary of Operations
Net sales	$3,456	$3,344	$3,739	$3,293	$3,036
Income (loss) from operations (c)	177	236	333	619	(97)
Income (loss) from continuing operations before extraordinary item and cumulative effect of accounting change	96	106	138	267	(183)
Discontinued operations, net of income tax provision (d)	27	4	14	15	39
Net income (loss)	111	108	151	272	(160)
Other Financial Data
Net income (loss), adjusted to exclude goodwill amortization (e)	$111	$115	$158	$279	$(153)
Net cash provided by operating activities	238	183	247	103	117
Net cash provided by (used for) investing activities	(353)	(75)	(129)	829	(595)
Net cash provided by (used for) financing activities	109	(118)	(108)	(939)	484
Depreciation, depletion and amortization (e)	123	124	120	134	134
Capital investments and acquisitions	442	86	116	69	265
Working capital, net	65	(12)	104	41	145
Property, plant, equipment and timberland, net	1,477	1,223	1,262	1,309	1,760
Total assets	2,918	2,544	2,667	2,736	3,174
Long-term debt	1,601	1,427	1,529	1,636	2,570
Stockholder's equity (deficit)	(95)	(44)	(84)	(235)	(538)
Statistical Data (tons in thousands)
Containerboard production (tons)	1,504	1,334	1,433	1,592	1,978
Solid bleached sulfate production (tons)	179	187	190	189	185
Coated boxboard production (tons)	582	569	590	581	582
Corrugated containers sold (billion sq. ft.)	28.6	27.1	28.7	29.1	29.9
Folding cartons sold (tons)	504	523	561	549	507
Fiber reclaimed and brokered (tons)	6,582	6,714	6,768	6,560	5,155
Number of employees	13,900	13,800	14,100	14,400	15,000

Notes to Selected Financial Data

(a)
Results for 2002 include the Stevenson Mill Acquisition after September 30, 2002, the date of the acquisition.

(b)
We recorded a gain of $407 million on the sale of our timberlands in 1999.

(c)
In connection with the Stone Container merger, we recorded charges of $310 million in the fourth quarter of 1998, including $257 million of restructuring charges, $30 million for settlement of certain litigation and $23 million of merger-related costs. We recorded additional restructuring charges in 1999, 2001 and 2002 of $9 million, $4 million and $4 million, respectively.

(d)
Includes income from discontinued operations (net of income tax) and gain or loss on disposition of discontinued operations (net of tax).

(e)
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Depreciation, depletion and amortization includes goodwill amortization of $7 million in 2001, 2000, 1999 and 1998.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

GENERAL

        Containerboard market conditions and demand for containerboard and corrugated containers, our primary products, have historically been subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability.

        Containerboard market conditions were generally strong in the first half of 2000. Linerboard prices increased to $480 per ton during the first quarter and held through the end of the year. Domestic economic growth began to slow in the second half of 2000, however, and market conditions began to deteriorate. In addition, the sustained strength of the U.S. dollar made products manufactured in the U.S. less competitive in global markets. Industry shipments of corrugated containers for 2000 declined 1% compared to 1999 and declined an additional 6% in 2001, the worst performance since 1975. The slowdown in the U.S. economy, in addition to weak export markets, exerted downward pressure on containerboard demand. In order to maintain a balance between supply and demand, certain companies in the containerboard industry took extensive market related downtime in 2000 and 2001. The sluggish corrugated demand in 2001 and the excess supply of containerboard resulted in an 11% decline in linerboard pricing to $425 per ton as of December 31, 2001. Linerboard prices decreased an additional $5 per ton in the first quarter of 2002. Corrugated container prices also declined during this period. Certain companies in the containerboard industry continued to take market related downtime in 2002. Markets gradually improved in 2002 and a linerboard price increase was implemented effective July 1, 2002. Corresponding price increases were implemented for corrugated containers in the third and fourth quarters of 2002. As of December 31, 2002, linerboard prices were approximately $440 per ton, but have decreased $10 per ton in the first quarter of 2003. Industry shipments of corrugated containers in 2002 were flat compared to 2001. We do not expect a recovery in demand for corrugated containers until the U.S. economy strengthens.

        Market conditions in the folding carton and recycled boxboard mill industry were strong going into 2000 and sales price increases were implemented in the second quarter of 2000. Shipments of folding cartons in 2000 increased 3% compared to 1999. Recycled boxboard mill operating rates were lower, however, and production in 2000 decreased 1% compared to 1999. Markets for the most part weakened in 2001, as industry shipments of folding cartons declined 1% and recycled boxboard production declined by 5% compared to 2000. Prices for folding cartons in 2001, however, increased by 1% compared to 2000. In 2002, folding carton shipments declined for the second consecutive year, as the industry contended with maturing markets and slowing sector growth rates. The carton industry also faces a shrinking supply chain, as customers continue to work down inventories to reduce supply. Shipments of folding cartons and recycled boxboard production both declined by 1% in 2002 and prices for folding cartons decreased by 2% compared to 2001. In March 2003, we announced a price increase of $40 per ton for recycled boxboard effective April 1.

        Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our products. Fluctuations in supply and demand have occasionally caused tight supplies of fiber and, at those times, we have experienced a temporary increase in the cost of such fiber. Demand for reclaimed fiber, which was generally strong in 1999 and early 2000, has weakened in recent years as certain domestic companies in the containerboard industry have taken extensive market related downtime. Prices declined in 2000 and continued to be depressed throughout 2001 as more paper mills took downtime to manage their inventories. The average price of old corrugated containers, commonly known as OCC, the principal grade used in recycled containerboard mills, was lower in 2001 compared to 2000 by approximately 40%. Higher demand and tight supplies in the second and third quarters of 2002 caused OCC prices to temporarily escalate. Although prices subsequently dropped, the high prices in the second and third quarters caused the average price of OCC to be higher than 2001 by 55%. Wood fiber prices, in areas where we procure wood, increased 1% in 2001 compared to 2000, but declined in 2002 by 6% compared to 2001. Recent wet weather in the southeast U.S. has resulted in lower availability and higher prices for wood fiber in the first quarter of 2003.

ACQUISITION

        On September 30, 2002, Jefferson Smurfit (U.S.) purchased a corrugating medium mill with an annual capacity of 830,000 tons, seven corrugated container plants, one hardwood sawmill and approximately 82,000 acres of timberland from MeadWestvaco Corporation (the Stevenson Mill Acquisition). The Stevenson Mill Acquisition was accounted for as a purchase business combination. Accordingly, the related results of operations have been included in our consolidated statement of operations after September 30, 2002. The cost to acquire these operations was preliminarily allocated to the assets acquired and liabilities assumed using fair values. No goodwill was recorded related to the Stevenson Mill Acquisition. In connection with the Stevenson Mill Acquisition, Jefferson Smurfit (U.S.) announced the closure of three of the acquired corrugated container plants and recorded exit liabilities of $7 million in our preliminary purchase allocation for the termination of certain employees and liabilities for lease commitments and facility closure costs. We expect to finalize our preliminary purchase price allocation upon completion of the property, plant and equipment and timberland valuations.

        Smurfit-Stone has targeted synergy savings of $40 million from the Stevenson Mill Acquisition by the end of 2003. We expect to achieve these synergies through a combination of administrative cost reductions, system optimization and purchasing savings.

RESULTS OF OPERATIONS

Segment Data

	2002		2001		2000
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,955	$128	$1,905	$156	$2,033	$220
Consumer packaging	1,021	76	1,047	94	1,085	100
Reclamation	469	19	375	6	605	26
Other operations	11	1	17		16	(1)

Total operations	$3,456	224	$3,344	256	$3,739	345

Restructuring charges		(4)		(4)
Gain on sale of assets		1		1		4
Goodwill amortization				(7)		(7)
Interest income from Smurfit-Stone		73		65		53
Interest expense		(94)		(125)		(156)
Corporate expenses and other		(41)		(7)		(7)

Income from continuing operations before income taxes and extraordinary item		$159		$179		$232

        Corporate expenses and other includes corporate expenses, intracompany profit elimination and LIFO expense, corporate charges to segments for working capital interest and other expenses not allocated to segments. The effects of lower intracompany profit elimination and LIFO expense favorably impacted corporate expenses and other in 2000 and 2001.

        Amortization of goodwill ceased on January 1, 2002, when we adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

2002 COMPARED TO 2001

        Consolidated net sales of $3,456 million in 2002 were 3% higher compared to last year due primarily to additional sales attributable to the Stevenson Mill Acquisition and higher shipments of containerboard and corrugated containers. Sales prices for containerboard and corrugated containers were lower compared to 2001. The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Containerboard & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$(88)	$(12)	$103	$		$3
Sales volume	49	(14)	(7)			28
Acquisition	91					91
Closed or sold facilities	(2)		(2)		(6)	(10)

Total	$50	$(26)	$94		$(6)	$112

        Cost of goods sold increased due primarily to the Stevenson Mill Acquisition, higher sales volumes for containerboard and corrugated containers and higher reclaimed fiber cost ($124 million). Cost of goods sold was favorably impacted by lower energy cost ($16 million) and the elimination of goodwill amortization ($7 million). Cost of goods sold as a percent of net sales in 2002 was 86% compared to 85% in 2001 due primarily to the effects of our lower average sales prices.

        Selling and administrative expenses increased 6% due primarily to the impact of costs associated with the Stevenson Mill Acquisition. Selling and administrative expenses as a percent of net sales was 8% in 2002, comparable to 2001.

        During 2002, we recorded restructuring charges of $4 million related to the shutdown and sale of our Cladwood® operations.

        Interest expense declined $31 million due to the favorable impacts of overall average interest rates ($25 million) and from lower average borrowings ($6 million). The overall average effective interest rate in 2002 was lower than 2001 by approximately 180 basis points. Interest income for 2002 increased $8 million due to accrued interest on our intercompany notes receivable from Smurfit-Stone.

        Income from continuing operations before income taxes and extraordinary item in 2002 was $159 million, a decrease of $20 million compared to 2001. The decline in segment earnings was due primarily to lower average sales prices for containerboard and corrugated containers. The decline in interest expense partially offset the decline in segment earnings.

        The effective income tax rate for 2002 was 40%, compared to 41% in 2001. Provision for income taxes in 2002 differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes. For information concerning income taxes, see—Liquidity and Capital Resources and Note 10 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

        Net sales increased by 3% due primarily to the Stevenson Mill Acquisition and higher shipments of containerboard and corrugated containers. Shipments of corrugated containers increased 6%. The average sales price of corrugated containers decreased 5%, linerboard sales prices were lower by 4% and SBS average sales prices decreased 5%.

        Production of containerboard increased 13% due primarily to the Stevenson Mill Acquisition. We continued to take market related downtime (approximately 201,000 tons) in 2002 in order to maintain a lower level of inventory. SBS production was lower by 4%.

        Profits decreased by $28 million due primarily to the lower average sales prices. Profits were favorably impacted by the Stevenson Mill Acquisition and lower energy cost compared to 2001. Cost of goods sold as a percent of net sales increased to 88% in 2002 compared to 86% in 2001 due primarily to the lower average sales prices.

Consumer Packaging Segment

        Net sales decreased by 2% due primarily to lower sales volumes and lower average sales prices. Folding carton shipments decreased 4%. Production of coated boxboard in 2002 was 2% higher compared to 2001.

        The average sales price for flexible packaging products was lower than last year by 17% due primarily to product mix changes. Coated boxboard sales prices were 2% higher than 2001 and folding carton sales prices were comparable to last year.

        Profits declined $18 million due primarily to lower prices, lower sales volume and higher reclaimed fiber cost. Reclaimed fiber cost was higher than last year by approximately $7 million. Profits were favorably impacted by lower energy cost. Cost of goods sold as a percent of net sales in 2002 was 84% compared to 83% in 2001 due primarily to the lower average sales prices.

Reclamation Segment

        Net sales in 2002 increased 25% compared to 2001 due primarily to higher average sales prices. Higher demand and tight supplies in the second and third quarters of 2002 caused OCC prices to temporarily escalate. The average price of OCC in 2002 increased approximately $30 per ton compared to 2001 and the average price of newsprint was higher by approximately $10 per ton. Total tons of fiber reclaimed and brokered decreased 2%. Profits increased $13 million due primarily to the higher average sales prices. Cost of goods sold as a percent of net sales decreased from 91% in 2001 to 90% in 2002 due primarily to the higher average sales prices.

Discontinued Operations

        In September 2002, we sold our industrial packaging operations to a third party. The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million. The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills. Net sales for these operations for the nine months ended September 30, 2002 were $96 million and operating profits were $7 million. The operations employed approximately 850 people. The results of operations for the industrial packaging operations, formerly included in the Consumer Packaging segment, have been reclassified as discontinued operations for all periods presented.

2001 COMPARED TO 2000

        Poor market conditions for our major products led to an 11% decline in our consolidated net sales in 2001. Lower sales prices for containerboard, corrugated containers and reclamation products, and reduced shipments of containerboard, corrugated containers and folding cartons were the major reasons for the decline. In addition, the shutdown of a paper machine, the closure of a trucking operation and the sale of three reclamation facilities negatively impacted net sales by $33 million. The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Containerboard & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$(45)	$19	$(236)	$		$(262)
Sales volume	(78)	(57)	34		1	(100)
Closed or sold facilities	(5)		(28)			(33)

Total	$(128)	$(38)	$(230)		$1	$(395)

        Cost of goods sold decreased due primarily to lower reclaimed fiber cost and lower sales volumes. Reclaimed fiber cost was lower by approximately $258 million. Cost of goods sold was unfavorably impacted by higher energy cost of $26 million. Cost of goods sold as a percent of net sales increased to 85% compared to 84% in 2000 due primarily to the effects of our lower average sales prices. Selling and administrative expenses as a percent of net sales was 8% compared to 7% in 2000 due primarily to the lower average sales prices.

        During 2001, we recorded a restructuring charge of $4 million related to the permanent shutdown of a paper machine and related operation, which produced approximately 50,000 tons of uncoated recycled boxboard annually and a trucking operation.

        Interest expense declined $31 million due to the favorable impacts from lower overall average interest rates ($25 million) and from lower average borrowings ($6 million). The overall average effective interest rate in 2001 was 150 basis points lower than in 2000. Interest income from Smurfit-Stone of $65 million for 2001 increased by $12 million compared to 2000 due to the higher level of accrued interest on our intercompany notes receivable.

        Income from continuing operations before income taxes and extraordinary item in 2001 was $179 million, a decrease of $53 million compared to 2000. The decrease was due primarily to the decline in segment earnings, particularly in the Containerboard and Corrugated Containers segment. Interest expense, net was lower compared to 2000, partially offsetting the declines in segment earnings. Net income was $108 million in 2001 compared to $151 million in 2000.

        Provision for income taxes in 2001 differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes. For information concerning income taxes, see—Liquidity and Capital Resources and Note 10 of the Notes to the Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 6% due primarily to lower average sales prices and lower sales volume for containerboard and corrugated containers. The weak market conditions during 2001 resulted in excessive supplies of containerboard and prices declined. We took market related downtime in order to maintain a lower level of inventory. On average, corrugated container prices declined 1%, linerboard prices were lower by 5% and SBS prices were 2% lower.

        Production of containerboard declined 7% in 2001 because we curtailed production to meet demand. We took approximately 284,000 tons of containerboard market related downtime in 2001 compared to 181,000 tons in 2000. Corrugated container sales volume decreased 6% and SBS production decreased 2%.

        Profits decreased by $64 million due primarily to our lower average sales prices. The higher level of market related downtime taken in 2001 and higher energy cost also had a negative impact on profits. Profits were favorably impacted by lower fiber cost. Cost of goods sold as a percent of net sales increased from 83% in 2000 to 86% in 2001 due primarily to the lower average sales prices.

Consumer Packaging Segment

        Net sales decreased by 4% due primarily to lower sales volume for folding cartons. Sales of laminated products and recycled boxboard were also lower. Folding carton sales prices were 3% higher than last year, but coated boxboard sales prices were 3% lower. Sales volume of folding cartons decreased 7% due to overall economic conditions, an industry-wide decline in the soap powder business and the expiration of certain customer contracts. Production of coated boxboard decreased 4%.

        Profits declined $6 million due primarily to lower sales volume for folding cartons, higher converting cost and higher energy cost. Profits were favorably impacted by lower reclaimed fiber cost. Cost of goods sold as a percent of net sales was 83% in 2001, unchanged from 2000.

Reclamation Segment

        Net sales decreased 38% due primarily to lower average sales prices and the sale of three facilities. Demand for OCC was weak as a result of the significant amount of market related downtime taken by domestic containerboard paper mills. Export markets were strong in 2001. OCC prices decreased 40% and old newsprint prices decreased 34%. Profits decreased $20 million due primarily to our lower average sales prices. Cost of goods sold as a percent of net sales was 91% in 2001, unchanged from 2000.

RESTRUCTURINGS AND EXIT LIABILITIES

        We have from time to time restructured certain operations and closed operating facilities upon assessments of supply and demand, productive capacity within a market area, operating cost and other economic considerations. In addition, certain of our recent acquisitions have included operations that overlap existing operations. In the first quarter of 2003, we will record restructuring charges of approximately $3 million for the closure of two converting facilities. Additional plant closures may occur in the future.

        We recorded restructuring charges totaling $4 million in 2002 for the disposition of our Cladwood® facilities. The assets of these operations were adjusted to estimated fair value less cost to sell resulting in a $3 million non-cash write-down. Approximately 110 employees were terminated. Severance and facility closure costs related to the closed operations were paid in 2002.

        In addition, in November 2002, we announced the closure of three of the corrugated container facilities acquired as part of the Stevenson Mill Acquisition. The preliminary purchase price allocation for the Stevenson Mill Acquisition includes an adjustment to fair value of property, plant and equipment associated with the permanent shutdown of the three corrugated container plants, liabilities for the termination of certain employees and liabilities for lease commitments and facility closure costs. The exit liabilities for the three closed corrugated container facilities total $7 million and will be paid in 2003.

        As explained in our 2001 Annual Report on Form 10-K, we had $20 million of exit liabilities as of December 31, 2001 related to the Smurfit-Stone merger and from our restructuring activities. During 2002, we incurred approximately $3 million of cash expenditures for exit liabilities. The exit liabilities remaining as of December 31, 2002, including those of the Stevenson Mill Acquisition, total $25 million. Future cash outlays, principally for long-term commitments, are expected to be $9 million in 2003, $2 million in 2004 and $14 million thereafter. We intend to continue funding the remaining exit liabilities through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        In 2002, net cash provided by operating activities of $238 million, additional cash provided from new borrowings, which, net of financing fees, call premiums and other refinancing costs, totaled $763 million, proceeds from asset sales of $83 million and proceeds from notes receivable from Smurfit-Stone of $6 million were used to fund net debt payments of $646 million, expenditures for property, plant and equipment and acquisitions of $442 million and dividends to Smurfit-Stone of $8 million.

        In September 2002, Jefferson Smurfit (U.S.) completed the Stevenson Mill Acquisition. Jefferson Smurfit (U.S.) paid $350 million in September for the assets and an additional $25 million in December related to the assumption of $120 million of industrial revenue bonds. Jefferson Smurfit (U.S.) funded the Stevenson Mill Acquisition using a portion of the proceeds from the sale of $700 million 8.25% unsecured senior notes due 2012 (the 8.25% Senior Notes) and with additional borrowings under its existing bank credit facilities (see—Financing Activities).

        In September 2002, Jefferson Smurfit (U.S.) sold its industrial packaging operations to a third party for approximately $80 million. Jefferson Smurfit (U.S.) retained approximately $12 million of receivables from the business. Proceeds from the sale were used to reduce borrowings under the Jefferson Smurfit (U.S.) revolving credit facility.

        As of December 31, 2002, our wholly-owned subsidiary, JSC Capital Corporation, had unsecured intercompany notes receivable from Smurfit-Stone totaling $561 million. The loans arose primarily in connection with the Smurfit-Stone merger and include interest accrued from November 18, 1998, the date of the merger. With the exception of a note issued November 15, 2000, the notes bear interest at the rate of 14.21% per annum. The note issued on November 15, 2000 was in the amount of $30 million and bears interest at the rate of 15.39% per annum. Smurfit-Stone has the option of paying the interest in cash or compounding the interest into the principal amount of the notes. Interest income since inception has been added to the principal amount of the notes. All of the notes have a maturity date of November 18, 2004.

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) credit facility and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, pension funding, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for 2003 and for 2004 total $37 million and $266 million, respectively, with varying amounts thereafter. Jefferson Smurfit (U.S.) has historically had good access to capital markets and expects to be able to repay or refinance these debt payments on or before their maturity dates. Although we believe we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2003 significantly below our anticipated depreciation level of $133 million. As of December 31, 2002, we had authorized commitments for capital expenditures of $60 million, including $3 million for environmental projects, $10 million to maintain competitiveness and $47 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of December 31, 2002, Jefferson Smurfit (U.S.) had $265 million of unused borrowing capacity under its bank credit facility and $67 million of unused borrowing capacity under the $255 million accounts receivable securitization program, subject to Jefferson Smurfit (U.S.)'s level of eligible accounts receivable.

Financing Activities

        In January 2002, Jefferson Smurfit (U.S.) obtained a waiver and an amendment from its lender group under its credit agreement. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

        In May 2002, Jefferson Smurfit (U.S.) repaid its $100 million 10.75% unsecured senior notes at maturity with borrowings under its revolving credit facility.

        In August 2002, Jefferson Smurfit (U.S.) amended its credit agreement to permit the distribution of Smurfit-Stone common stock by Jefferson Smurfit Group plc to its stockholders, which otherwise would have constituted a change of control event of default, and to permit the refinancing of all or any portion of the 9.75% unsecured senior notes due 2003 with the 8.25% Senior Notes.

        In September 2002, Jefferson Smurfit (U.S.) amended and restated its credit agreement to permit 1) the incurrence of indebtedness represented by the 8.25% Senior Notes in excess of the amount necessary for the refinancing of the 9.75% unsecured senior notes due 2003 and 2) the use of a portion of the proceeds from the issuance of the 8.25% Senior Notes to fund the Stevenson Mill Acquisition. In addition, the Jefferson Smurfit (U.S.) amended and restated credit agreement permits Jefferson Smurfit (U.S.) to obtain an incremental loan facility of up to $140 million to be used for the issuance of letters of credit to secure the environmental improvement revenue bonds related to the Stevenson Mill Acquisition. The amended and restated credit agreement also permits the merger of Stone Container and Jefferson Smurfit (U.S.) under certain circumstances.

        In September 2002, Jefferson Smurfit (U.S.) issued $700 million of 8.25% Senior Notes. Jefferson Smurfit (U.S.) used a portion of the proceeds of this issuance to repurchase $474 million of the 9.75% unsecured senior notes due 2003, pay $18 million of related call premiums and pay $12 million of issuance costs. Jefferson Smurfit (U.S.) used the remaining portion of the proceeds from the sale of the 8.25% Senior Notes to fund a portion of the purchase price of the Stevenson Mill Acquisition.

        In December 2002, Jefferson Smurfit (U.S.) completed the assumption of industrial revenue bonds associated with the Stevenson Mill Acquisition. Jefferson Smurfit (U.S.) paid $25 million to assume all rights and obligations under the indentures and lease agreements. The revenue bonds were re-marketed in December 2002, with a variable rate of interest of 3.9% as of December 31, 2002. At December 31, 2002, the aggregate balance of these bonds was $120 million. The revenue bonds are secured by letters of credit in the amount of $122 million issued under the Jefferson Smurfit (U.S.) credit agreement. The letters of credit were issued as credit enhancement for the investors.

        In December 2002, the Jefferson Smurfit (U.S.) accounts receivable securitization program was amended to (i) increase the borrowings available through the issuance of commercial paper or under the liquidity loan facility from $214 million to $255 million and (ii) extend the final maturity on these borrowings from February 2004 to December 2004.

        Jefferson Smurfit (U.S.) has a bank credit facility consisting of a $550 million revolving credit facility, of which up to $290 million may consist of letters of credit and two senior secured term loans (Tranche A and Tranche B) aggregating $449 million at December 31, 2002. Loans under Jefferson Smurfit (U.S.)'s revolving credit facility and Tranche A term loan bear interest at variable rates selected at the option of Jefferson Smurfit (U.S.) equal to adjusted LIBOR plus a margin ranging from 1.5% to 2.5% or the alternate base rate (ABR) plus a margin ranging from 0.5% to 1.5%. Outstanding loans under Jefferson Smurfit (U.S.)'s Tranche B term loan bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 2.0% to 3.25% or the ABR plus a margin ranging from 1.0% to 2.25%. Commitment fees on the unused portion of the revolving credit facility range from 0.375% to 0.5%. The margins and fees are determined by the ratio of total indebtedness to EBITDA, as defined in the Jefferson Smurfit (U.S.) credit agreement.

        The obligations under the Jefferson Smurfit (U.S.) credit agreement are unconditionally guaranteed by JSCE, Smurfit-Stone and material subsidiaries of Jefferson Smurfit (U.S.). The obligations under the Jefferson Smurfit (U.S.) credit agreement are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.) and the assets of its material subsidiaries, a pledge of all of the capital stock of JSCE, Jefferson Smurfit (U.S.) and the material U.S. subsidiaries of Jefferson Smurfit (U.S.) and a pledge of 65% of the capital stock of certain foreign subsidiaries of Jefferson Smurfit (U.S.). The security interest under the Jefferson Smurfit (U.S.) credit agreement excludes certain trade receivables and proceeds thereof.

        The Jefferson Smurfit (U.S.) credit agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Jefferson Smurfit (U.S.) credit agreement also requires prepayments of the term loans from excess cash flows, as defined, and proceeds from certain asset sales, insurance and incurrence of certain indebtedness. These restrictions, together with our highly leveraged position, could restrict our corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We believe the risk of our breaching our debt covenants in 2003 is unlikely absent any material adverse event affecting the U.S. economy as a whole. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and we cannot control our lenders' actions. If our debt is placed in default, we would experience a material adverse impact on our financial condition.

Pension Obligations

        As of December 31, 2002, our pension benefit obligations exceeded the fair value of pension plan assets by $425 million, up from $132 million at the end of 2001. The increase in the under-funded status was due primarily to interest cost on our pension obligations, the actuarial loss resulting primarily from the decrease in discount rates used for plan liabilities and negative investment returns resulting in a reduction of plan assets. As a result, in 2002, we recorded an increase to the minimum pension liability of $266 million, an increase to intangible assets of $5 million and a reduction to other comprehensive income of $159 million, net of tax of $102 million. In 2002, we contributed $2 million to our pension plans. Contributions to our plans will likely be higher in 2003 and 2004, but will be dependent upon future changes in discount rates and the earnings performance of our plan assets.

Environmental Matters

        Phase I of MACT I and the Effluent Limitation Guidelines of the Cluster Rule required us to convert our bleached linerboard mill at Brewton, Alabama to an elemental chlorine free bleaching process, to install systems at several of our mills for the collection and destruction of low volume, high concentration gases and to implement best management practices, such as spill controls. These projects have been completed at a cost of approximately $76 million. Phase II of MACT I of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. MACT II of the Cluster Rule will require control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of 2004. We have spent approximately $12 million (of which approximately $10 million was spent in 2002) for capital projects related to MACT II of the Cluster Rule. We continue to study possible means of compliance with phase II of MACT I and MACT II of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of phase II of MACT I and MACT II of the Cluster Rule is likely to be in the range of $15 million to $20 million and that such cost will be incurred over the next four years.

        In recent years, the EPA has undertaken significant air quality initiatives associated with nitrogen oxide emissions, regional haze and national ambient air quality standards. Several of our mills are located in states affected by these EPA initiatives. The EPA is also currently proposing to limit particulate emissions from industrial boilers in a new Boiler MACT regulation. Several of our mills will be subject to the Boiler MACT regulation when it is finalized. When regulatory requirements for new and changing standards are finalized, we will add any resulting future cost projections to our expenditure forecast.

        In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on Cluster Rule projects described above, for the past three years, we have spent an average of approximately $2 million annually on capital expenditures for environmental purposes. We anticipate that environmental capital expenditures, exclusive of the Cluster Rule projects, will be approximately $4 million in 2003.

TRANSFER OF FINANCIAL ASSETS

        At December 31, 2002 and 2001, we had one off-balance sheet financing arrangement with a qualified special purpose entity. We sold 980,000 acres of owned and leased timberland in October 1999. The final purchase price, after adjustments, was $710 million. We received $225 million in cash and $485 million in the form of installment notes, which mature from December 31, 2007 to December 31, 2014. Under our program to monetize the installment notes receivable, the notes were sold, without recourse, to Timber Notes Holdings LLC (TNH), a wholly-owned subsidiary of Jefferson Smurfit (U.S.) and a qualified special purpose entity under the provisions of SFAS No. 140, for $430 million in cash proceeds and a residual interest in the notes. The residual interest in the accompanying consolidated balance sheet was $41 million at December 31, 2002. TNH and its creditors have no recourse to us in the event of default on the installment notes.

EFFECTS OF INFLATION

        Although inflation has slowed in recent years, it is still a factor in the economy and we continue to seek ways to mitigate its impact. Energy resources have been tight in certain areas of the United States in recent years and prices of natural gas and purchased electricity have fluctuated. Our paper mills are large users of energy and we attempt to mitigate cost increases through hedging programs and supply contracts. Natural gas prices, which peaked in the first quarter of 2001, were lower for most of 2002. Prices began increasing in the fourth quarter of 2002, however, and the upward trend has continued into 2003. With the exception of energy costs, inflationary increases in operating costs have been moderate during the last three years and have not had a material impact on our financial position or operating results.

        We use the last-in, first-out method of accounting for approximately 80% of our inventories. Under this method, the cost of goods sold reported in the financial statements approximates current cost and thus provides a closer matching of revenue and expenses in periods of increasing costs. On the other hand, depreciation charges represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

CRITICAL ACCOUNTING POLICIES

        Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Goodwill

        Effective January 1, 2002, goodwill is no longer amortized, but instead is tested for impairment at least annually in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, an impairment is recognized when a reporting unit's carrying amount of goodwill exceeds its implied fair value. We performed our transitional and annual impairment tests for each of our reporting units, as required by SFAS No. 142. We determined the fair value of our reporting units based upon discounted cash flow models supported by recent acquisitions within our industry and various other valuation techniques. Based upon the results of these impairment tests, the carrying amount of goodwill was not determined to be impaired.

Paper Machine Shutdowns

        As a result of excess capacity in Smurfit-Stone's containerboard system and its policy of producing to meet demand, Smurfit-Stone temporarily shut down four of its paper machines in 2001. Two of the machines, located in Fernandina Beach, Florida and Carthage, Indiana are owned by Jefferson Smurfit (U.S.). The Carthage machine was subsequently restarted. Stone Container's Missoula, Montana No. 1 paper machine remained closed during the first ten months of 2002. In light of the 830,000 tons of additional capacity added with the Stevenson Mill Acquisition, Smurfit-Stone performed an evaluation of its overall containerboard requirements. Consideration was given to such things as supply and demand, location of its containerboard mills and operating cost of paper machines. As a result of the study, Stone Container permanently closed the Missoula No. 1 paper machine in November 2002.

        The fourth paper machine, Jefferson Smurfit (U.S.)'s Fernandina Beach, Florida No. 2 machine continues to be temporarily shut down. This machine has the capacity to produce approximately 200,000 tons of lightweight linerboard. Demand for such lightweight paper grades continues to increase worldwide. No decision has been made to permanently shut down this machine, as it may be restarted, subject to future demand and industry conditions. As of December 31, 2002, the machine had a net book value of approximately $138 million. For accounting purposes, the machine is classified as held and used, and continues to be depreciated.

Allowance for Doubtful Accounts

        We evaluate the collectibility of selected accounts receivable on a case-by-case basis and make adjustments to the bad debt reserve for expected losses. We consider such things as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, we estimate reserves for bad debts based on historical experience and past due status of the accounts.

Pension

        Our defined benefit pension plans are accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The determination of pension obligations and expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates used to discount plan liabilities. Our assumptions are described in Note 11 of the Notes to Consolidated Financial Statements. The assumption for the long-term rate of return on plan assets is determined based on historical results of the portfolio and management's expectation of the current economic environment. Effective January 1, 2003, we reduced the expected long-term rate of return on plan assets to 9.0%, down from 9.5%. At December 31, 2002, our discount rate assumptions, which are developed using the Moody's Average Aa-Rated Corporate Bonds index as a benchmark, were reduced by 0.5% to 6.75%. The decrease in the discount rate increased our pension obligations by approximately $65 million. The changes in assumptions, in addition to the increase in pension obligations and negative investment returns on plan assets in 2002, will increase our pension expense in 2003 by an estimated $23 million.

Income Tax Matters

        We frequently face challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. The Internal Revenue Service is currently examining the years 1995 through 2001. All years through 1994 are closed. In evaluating the exposure associated with our various filing positions, we record reserves for probable exposures. Based on our evaluation of our tax positions, we believe we have appropriately accrued for probable exposures. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement period may be materially impacted.

Environmental Liabilities

        We accrue environmental expenditures related to existing conditions, resulting from past or current operations, when they become probable and estimable. Our estimates are based on our knowledge of the particular site, environmental regulations or the potential enforcement matter. Based on current information, we believe the probable costs of the potential environmental enforcement matters, response costs under CERCLA and similar state laws, and the remediation of owned property discussed in Part I, Item 3, Legal Proceedings—Environmental Matters will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2002, we had approximately $13 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2002.

PROSPECTIVE ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. We will apply the new accounting for asset retirement obligations beginning the first quarter of 2003. However, the impact to our financial position and results of operations is not expected to be material.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires us to recognize a liability for the fair value of our obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. However, the disclosure requirements are effective for financial statements ending after December 15, 2002. See Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to various market risks, including interest rate risk and commodity price risk. To manage the volatility related to these risks, we enter into various derivative contracts. The majority of these contracts are settled in cash. However, such settlements have not had a significant effect on our liquidity in the past, nor are they expected to be significant in the future. We do not use derivatives for speculative or trading purposes.

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of December 31, 2002, we have futures contracts to hedge approximately 20% to 25% of our expected natural gas requirements for the months of January 2003 through June 2003. We have futures contracts to hedge approximately 10% of our expected natural gas requirements for the months of July 2003 through December 2003. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. Excluding the impact of future contracts, the potential change in our total natural gas cost, based upon our current expected annual usage and unit cost, resulting from a hypothetical 10% change, would be approximately $6 million. The change in energy cost discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included the impact of the natural gas futures contracts. See Note 8 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Our objective is to protect JSCE from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. We do not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivative contracts outstanding at December 31, 2002.

        We have performed a sensitivity analysis as of December 31, 2002 and 2001 that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of December 31, 2002 and 2001, a hypothetical 100 basis point change in interest rates would impact interest expense by approximately $8 million for both periods.

        The table below presents principal amounts by year of anticipated maturity for our debt obligations and related average interest rates based on the weighted average interest rates at the end of the period. Variable interest rates disclosed do not attempt to project future interest rates. This information should be read in conjunction with Note 7 of the Notes to Consolidated Financial Statements.

Short and Long-Term Debt

Outstanding as of December 31, 2002 (in millions)	2003	2004	2005	2006	2007	Thereafter		Total	Fair Value
Bank term loans and revolver 4.2% average interest rate (variable)	$2	$77	$175	$134	$134	$		$522	$508
Accounts receivable securitization 1.5% average interest rate (variable)		188						188	188
Senior notes 8.3% average interest rate (fixed)	26						700	726	754
Industrial revenue bonds 7.3% average interest rate (fixed)	4			9			13	26	26
Industrial revenue bonds 3.9% average interest rate (variable)			120					120	120
Other	5	1	2	3	2		6	19	19

Total debt	$37	$266	$297	$146	$136		$719	$1,601	$1,615

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
Index to Financial Statements:
Management's Responsibility for Financial Statements	25
Report of Independent Auditors	26
Consolidated Balance Sheets—December 31, 2002 and 2001	27
For the years ended December 31, 2002, 2001 and 2000:
Consolidated Statements of Operations	28
Consolidated Statements of Stockholder's Equity (Deficit)	29
Consolidated Statements of Cash Flows	30
Notes to Consolidated Financial Statements	31
The following consolidated financial statement schedule is included in Item 15(a):
II. Valuation and Qualifying Accounts and Reserves	52

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

        We maintain a system of internal accounting control, which we believe is sufficient to provide reasonable assurance that in all material respects transactions are properly authorized and recorded, financial reporting responsibilities are met and accountability for assets is maintained. In establishing and maintaining any system of internal control, judgment is required to assess and balance the relative costs and expected benefits. Management believes that through the careful selection of employees, the division of responsibilities and the application of formal policies and procedures JSCE has an effective and responsive system of internal accounting controls. The system is monitored by our staff of internal auditors, who evaluate and report to management on the effectiveness of the system. In addition, our business ethics policy requires employees to maintain a high level of ethical standards in the conduct of the company's business.

/s/ PATRICK J. MOORE
Patrick J. Moore President and Chief Executive Officer
/s/ CHARLES A. HINRICHS
Charles A. Hinrichs Vice President and Chief Financial Officer
/s/ PAUL K. KAUFMANN
Paul K. Kaufmann Vice President and Corporate Controller

REPORT OF INDEPENDENT AUDITORS

Board of Directors
JSCE, Inc.

        We have audited the accompanying consolidated balance sheets of JSCE, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JSCE, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets, and in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

St. Louis, Missouri
January 29, 2003

JSCE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	2002	2001
Assets
Current assets
Cash and cash equivalents	$5	$11
Receivables, less allowances of $11 in 2002 and 2001	327	314
Inventories
Work-in-process and finished goods	93	78
Materials and supplies	127	109

	220	187
Refundable income taxes		4
Deferred income taxes	4
Prepaid expenses and other current assets	10	14

Total current assets	566	530
Net property, plant and equipment	1,445	1,221
Timberland, less timber depletion	32	2
Goodwill	172	191
Notes receivable from SSCC	561	499
Other assets	142	101

	$2,918	$2,544

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Current maturities of long-term debt	$37	$150
Accounts payable	252	226
Accrued compensation and payroll taxes	89	81
Interest payable	20	19
Deferred income taxes		4
Income taxes payable	42
Other current liabilities	61	62

Total current liabilities	501	542
Long-term debt, less current maturities	1,564	1,277
Other long-term liabilities	524	264
Deferred income taxes	424	505
Stockholder's equity (deficit)
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	1,129	1,129
Retained earnings (deficit)	(1,010)	(1,113)
Accumulated other comprehensive income (loss)	(214)	(60)

Total stockholder's equity (deficit)	(95)	(44)

	$2,918	$2,544

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions)	2002	2001	2000
Net sales	$3,456	$3,344	$3,739
Costs and expenses
Cost of goods sold	2,987	2,832	3,146
Selling and administrative expenses	289	273	264
Restructuring charges	4	4
Gain on sale of assets	(1)	(1)	(4)

Income from operations	177	236	333
Other income (expense)
Interest income from SSCC	73	65	53
Interest expense	(94)	(125)	(156)
Other, net	3	3	2

Income from continuing operations before income tax provisions and extraordinary item	159	179	232
Provision for income taxes	(63)	(73)	(94)

Income from continuing operations before extraordinary item	96	106	138
Discontinued operations
Income from discontinued operations net of income tax provisions of $3 in 2002, $3 in 2001 and $5 in 2000	5	4	8
Gain on disposition of discontinued operations net of income taxes of $17 in 2002 and $4 in 2000	22		6

Income before extraordinary item	123	110	152
Extraordinary item
Loss from early extinguishment of debt, net of income tax benefit of $7 in 2002, $2 in 2001 and $0 in 2000	(12)	(2)	(1)

Net income	$111	$108	$151

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock
(In millions, except share data)	Number of Shares	Par Value, $.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)		Total
Balance at January 1, 2000	1,000	$	$1,129	$(1,364)	$		$(235)
Comprehensive income
Net income				151			151

Comprehensive income							151

Balance at December 31, 2000	1,000		1,129	(1,213)			(84)
Comprehensive income (loss)
Net income				108			108
Other comprehensive income (loss)
Minimum pension liability adjustment, net of tax of $(36)						(56)	(56)
Cumulative effect of accounting change, net of tax of $2						2	2
Deferred hedge loss, net of tax of $(4)						(6)	(6)

Comprehensive income (loss)							48
Dividends paid				(8)			(8)

Balance at December 31, 2001	1,000		1,129	(1,113)		(60)	(44)
Comprehensive income (loss)
Net income				111			111
Other comprehensive income (loss)
Minimum pension liability adjustment, net of tax of $102						(159)	(159)
Deferred hedge gain, net of tax of $3						5	5

Comprehensive income (loss)							(43)
Dividends paid				(8)			(8)

Balance at December 31, 2002	1,000	$	$1,129	$(1,010)		$(214)	$(95)

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)	2002	2001	2000
Cash flows from operating activities
Net income	$111	$108	$151
Adjustments to reconcile net income to net cash provided by operating activities
Gain on disposition of discontinued operations	(39)		(10)
Extraordinary loss from early extinguishment of debt	19	4	1
Depreciation, depletion and amortization	123	124	120
Amortization of deferred debt issuance costs	3	5	7
Deferred income taxes	83	66	104
Pension and post-retirement benefits	7	(11)	(21)
Gain on sale of assets	(1)	(1)	(4)
Non-cash restructuring charges	3	2
Non-cash interest income from SSCC	(73)	(65)	(53)
Change in current assets and liabilities
Receivables	26	22	54
Inventories	(10)	30	17
Prepaid expenses and other current assets	5	9	2
Accounts payable and accrued liabilities	(4)	(106)	(117)
Interest payable	2	(9)	(6)
Income taxes	(14)	2	(3)
Other, net	(3)	3	5

Net cash provided by operating activities	238	183	247

Cash flows from investing activities
Expenditures for property, plant and equipment	(92)	(86)	(116)
Payment on acquisition	(350)
Notes receivable from SSCC	6	5	(21)
Proceeds from property and timberland disposals and sale of businesses	83	6	8

Net cash used for investing activities	(353)	(75)	(129)

Cash flows from financing activities
Proceeds from long-term debt	820	275
Net borrowings (repayments) under the accounts receivable securitization program	(13)	(27)	3
Net repayments of debt	(633)	(354)	(111)
Dividends paid	(8)	(8)
Debt repurchase premiums paid	(18)
Deferred debt issuance costs	(39)	(4)

Net cash provided by (used for) financing activities	109	(118)	(108)

Increase (decrease) in cash and cash equivalents	(6)	(10)	10
Cash and cash equivalents
Beginning of year	11	21	11

End of year	$5	$11	$21

See notes to consolidated financial statements.

JSCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

1.    Significant Accounting Policies

        Basis of Presentation:    JSCE, Inc., hereafter referred to as the "Company," is a wholly owned subsidiary of Smurfit- Stone Container Corporation ("SSCC"). The Company owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is a guarantor of the senior unsecured indebtedness of JSC(U.S.). The Company has no operations other than its investment in JSC(U.S.). JSC(U.S.) has operations primarily in the United States.

        Nature of Operations:    The Company's major operations are in containerboard and corrugated containers, consumer packaging and reclaimed fiber resources. The Company's paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers and folding cartons at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard and paperboard packaging, wholesale trade, retailing and agri-business. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Customers and operations are located principally in the United States. Credit is extended to customers based on an evaluation of their financial condition.

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Significant intercompany accounts and transactions are eliminated in consolidation.

        Cash and Cash Equivalents:    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $5 million and $9 million were pledged at December 31, 2002 and 2001, as collateral for obligations associated with the accounts receivable securitization program (See Note 7).

        Revenue Recognition:    The Company recognizes revenue at the time persuasive evidence of an agreement exists, price is fixed and determinable, products are shipped to external customers and collectibility is reasonably assured. Shipping and handling costs are included in cost of goods sold.

        Inventories:    Inventories are valued at the lower of cost or market under the last-in, first-out ("LIFO") method, except for $44 million in 2002 and $34 million in 2001, which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $62 million and $60 million at December 31, 2002 and 2001, respectively.

        Net Property, Plant and Equipment:    Property, plant and equipment are carried at cost. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Papermill machines have been assigned a useful life of 18 to 23 years, while major converting equipment and folding carton presses have been assigned useful lives ranging from 12 to 20 years. Property, plant and equipment acquired in the Stevenson Mill Acquisition were recorded at fair value (See Note 3). These assets were assigned remaining useful lives of 18 years for papermill machines and 12 years for major converting equipment

        Timberland, Less Timber Depletion:    Timberland is stated at cost less accumulated cost of timber harvested. The portion of the costs of timberland attributed to standing timber is charged against income as timber is cut, at rates determined annually, based on the relationship of unamortized timber costs to the estimated volume of recoverable timber. The costs of seedlings and reforestation of timberland are capitalized.

        Goodwill:    Effective January 1, 2002, goodwill is no longer amortized, but instead is tested for impairment at least annually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (See Note 14).

        Deferred Debt Issuance Costs:    Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method.

        Long-Lived Assets:    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        A component of the Company, as defined in SFAS No. 144, is classified as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the Company.

        Income Taxes:    The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 10).

        Derivatives and Hedging Activities:    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other accumulated comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings (See Note 8).

        Transfers of Financial Assets:    Financial assets transferred to qualifying special-purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gains or losses on sale of financial assets depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions (See Note 6).

        Stock-Based Compensation:    At December 31, 2002, the Company has stock-based employee compensation plans, including stock options and restricted stock units ("RSUs") (See Note 12).

        Stock Options:    The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	2002	2001	2000
Net income, as reported	$111	$108	$151
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(4)	(3)

Pro forma net income	$106	$104	$148

        RSUs:    Amounts earned under the Company's annual management incentive plan, which are deferred and paid in the form of SSCC RSUs, immediately vest and are expensed by the Company in the year earned. RSUs related to the Company matching program are expensed over the three year vesting period.

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

        Reclassifications:    Certain reclassifications of prior year presentations have been made to conform to the 2002 presentation.

        Prospective Accounting Pronouncements:    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company will apply the new accounting for asset retirement obligations beginning the first quarter of 2003. However, the impact to the Company's financial position and results of operations is not expected to be material.

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. However, the disclosure requirements are effective for financial statements ending after December 15, 2002. The Company has certain woodchip processing contracts extending from 2010 through 2012 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At December 31, 2002, the maximum potential amount of future payments related to these guarantees is approximately $29 million and decreases ratably over the life of the contracts.

2.    Discontinued Operations

        On September 30, 2002, JSC(U.S.) sold the industrial packaging division included in the Consumer Packaging segment to a third party for approximately $80 million and retained $12 million of accounts receivable. The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million. The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills. Net sales for these operations were $96 million in the nine months ended September 30, 2002, $122 million in 2001 and $128 million in 2000. These facilities employed approximately 850 hourly and salaried employees. The results of operations from the industrial packaging division have been reclassified as discontinued operations for all periods presented. The assets and liabilities of the industrial packaging division, excluding retained assets and liabilities, included in the accompanying consolidated balance sheet as of December 31, 2001 consisted of the following:

Inventories	$6
Net property, plant and equipment	32
Accounts payable and accrued liabilities	8
Long-term debt, less current maturities	2

        Proceeds from the sale of the industrial packaging division were used to reduce borrowings outstanding under the JSC(U.S.) revolving credit facility.

        During February 1999, the Company adopted a formal plan to sell the operating assets of its subsidiary, Smurfit Newsprint Corporation ("SNC"). Accordingly, SNC was accounted for as a discontinued operation. SNC consisted of two newsprint mills in Oregon. On May 9, 2000, the Company transferred ownership of the Oregon City, Oregon, newsprint mill to a third party thereby completing its exit from the newsprint business. No proceeds from the transfer were received. During the second quarter of 2000, the Company recorded a $6 million after tax gain to reflect adjustments to the previous estimates on disposition of discontinued operations. SNC net sales were $43 million in 2000.

3.    Stevenson Mill Acquisition

        On September 30, 2002, the Company, through JSC(U.S.), acquired a corrugating medium mill and related assets from MeadWestvaco Corporation (the "Stevenson Mill Acquisition"). The Stevenson Mill Acquisition included the purchase of a corrugating medium mill, seven corrugated container plants, one hardwood sawmill and woodland operations consisting of approximately 82,000 acres of timberland. The acquisition was accounted for as a purchase business combination, and accordingly, the related results of operations have been included in the consolidated statement of operations after September 30, 2002. The Company paid $350 million for the assets and an additional $25 million in connection with certain financing arrangements (See Note 7).

        The cost to acquire these plants has been preliminarily allocated to the assets acquired and liabilities assumed according to fair values. The preliminary allocation has resulted in working capital of $31 million, net of exit liabilities, and property, plant and equipment and timberlands of $319 million. The Company has not recorded any goodwill related to this acquisition. Included in the allocation of the cost of the Stevenson Mill Acquisition is the adjustment to fair value of property and equipment associated with the permanent shutdown of three corrugated container plants, liabilities for the termination of certain employees and liabilities for lease commitments and facility closure costs. The Company expects to finalize its preliminary purchase price allocation upon completion of the property, plant and equipment and timberland valuations.

        The following is a summary of the exit liabilities recorded in the allocation of the purchase price:

	Severance	Lease Commitments	Facility Closure	Total
Opening balance	$5	$1	$1	$7

Balance at December 31, 2002	$5	$1	$1	$7

        Future cash outlays under the exit liabilities are anticipated to be $7 million in 2003.

4.    Restructurings

        On November 18, 1998, a subsidiary of SSCC merged with Stone Container Corporation ("Stone"), an action hereafter referred to as the "Merger," and Stone became a subsidiary of SSCC. Since the Merger, the Company has recorded various restructuring charges related to the rationalization of its containerboard mill and converting operations, including the termination of employees and liabilities for lease commitments at the closed facilities.

        During 2001, the Company recorded restructuring charges of $4 million related to the shutdown of a boxboard paper machine and related operation and the closure of a trucking operation. The assets of these closed operations were adjusted to their estimated fair value less cost to sell resulting in a $2 million non-cash write-down. These shutdowns resulted in approximately 75 employees being terminated. The net sales and operating loss of these facilities in 2001 prior to closure were $4 million and $2 million, respectively. The net sales and operating loss of these facilities in 2000 were $4 million and $2 million, respectively.

        During 2002, the Company recorded restructuring charges of $4 million related to the shutdown and sale of its Cladwood® operations. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in a $3 million non-cash write-down. These shutdowns resulted in approximately 110 employees being terminated. The net sales and operating income of these facilities in 2002 prior to closure were $11 million and $1 million, respectively. The net sales and operating income of these facilities in 2001 were $17 million and $1 million, respectively.

        The following is a summary of the restructuring liabilities recorded:

	Write-down of Property and Equipment to Fair Value		Severance		Lease Commitments	Facility Closure Costs	Other		Total
Balance at January 1, 2000	$			$2	$17	$8		$2	$29
Payments				(2)	(3)			(1)	(6)

Balance at December 31, 2000					14	8		1	23
Charge		2		1		1			4
Payments				(1)	(2)	(1)		(1)	(5)
Non-cash reduction		(2)							(2)

Balance at December 31, 2001					12	8			20
Charge		3		1					4
Payments				(1)	(2)				(3)
Non-cash reduction		(3)							(3)

Balance at December 31, 2002	$		$		$10	$8	$		$18

        Future cash outlays are anticipated to be $2 million in 2003, 2004, 2005, and $12 million thereafter.

5.    Net Property, Plant and Equipment

        Net property, plant and equipment at December 31 consists of:

	2002	2001
Land	$55	$52
Buildings and leasehold improvements	285	254
Machinery, fixtures and equipment	2,074	1,845
Construction in progress	49	36

	2,463	2,187
Less accumulated depreciation and amortization	(1,018)	(966)

Net property, plant and equipment	$1,445	$1,221

        The total value assigned to property, plant and equipment for the Stevenson Mill Acquisition was $289 million (See Note 3). Depreciation expense was $121 million, $114 million and $111 million for 2002, 2001 and 2000, respectively, excluding depreciation expense related to discontinued operations of $2 million in 2002, $3 million in 2001 and $2 million in 2000. Property, plant and equipment include capitalized leases of $42 million and $53 million and related accumulated amortization of $32 million and $38 million at December 31, 2002 and 2001, respectively.

6.    Timberland Sale and Note Monetization

        The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

        The Company entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Notes Holdings LLC, a qualified special-purpose entity under the provisions of SFAS No. 140, for $430 million cash proceeds and a residual interest in the notes. The transaction has been accounted for as a sale under SFAS No. 140. The cash proceeds from the sale and monetization transactions were used to prepay borrowings under the JSC(U.S.) Credit Agreement. The residual interest was $41 million and $40 million at December 31, 2002 and 2001, respectively. The key economic assumption used in measuring the residual interest at the date of the monetization was the rate at which the residual cash flows were discounted (9%). At December 31, 2002, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was $2 million and $4 million, respectively.

7.    Long-Term Debt

        Long-term debt as of December 31 is as follows:

	2002	2001
Bank Credit Facilities
Tranche A term loan (3.6% weighted average variable rate), payable in various installments through March 31, 2005	$175	$250
Tranche B term loan (4.2% weighted average variable rate), payable in various installments through March 31, 2007	274	275
Revolving Credit Facility (5.8% weighted average variable rate), due March 31, 2005	73	48
Accounts Receivable Securitization Program Borrowings
Accounts receivable securitization program borrowings (1.5% weighted average variable rate), due in December 2004	188	201
Senior Notes
10.75% Series B unsecured senior notes, due May 1, 2002		100
9.75% unsecured senior notes, due April 1, 2003	26	500
8.25% unsecured senior notes, due October 1, 2012	700
Other Debt
Variable rate industrial revenue bonds (3.9% weighted average variable rate), payable in varying annual payments through 2035	120
Other (including obligations under capitalized leases of $14 million and $19 million)	45	53

Total debt	1,601	1,427
Less current maturities	(37)	(150)

Long-term debt	$1,564	$1,277

        The amounts of total debt outstanding at December 31, 2002 maturing during the next five years are as follows:

2003	$37
2004	266
2005	297
2006	146
2007	136
Thereafter	719

Bond Offering

        In September 2002, JSC(U.S.) completed an offering of $700 million of 8.25% unsecured senior notes due 2012. JSC(U.S.) used the proceeds of this issuance in part to repurchase $474 million of the 9.75% unsecured senior notes due 2003, pay related call premiums of $18 million and pay issuance costs of $12 million. The remaining portion of the 8.25% unsecured senior note proceeds was subsequently used to fund a portion of the purchase price of the Stevenson Mill Acquisition. An extraordinary loss of $12 million (net of tax of $7 million) was recorded in the third quarter due to the early extinguishment of debt.

Bank Credit Facilities

        JSC(U.S.) has a bank credit facility (the "JSC(U.S.) Credit Agreement") consisting of a $550 million revolving credit facility ("Revolving Credit Facility"), of which up to $290 million may consist of letters of credit, and two senior secured term loans (Tranche A and Tranche B) aggregating $449 million at December 31, 2002. A commitment fee of 0.5% per annum is assessed on the unused portion of the Revolving Credit Facility. At December 31, 2002, the unused portion of the Revolving Credit Facility, after giving consideration to outstanding letters of credit, was $265 million.

        In December 2002, JSC(U.S.) completed the assumption of the industrial revenue bonds associated with the Stevenson Mill Acquisition, including the payment of $25 million to MeadWestvaco Corporation. All rights and obligations under the indentures and lease agreements have been assumed by JSC(U.S.). The revenue bonds were remarketed on December 19, 2002, with a variable rate of interest with proceeds of $120 million. The revenue bonds are secured by letters of credit in the amount of $122 million issued under the JSC(U.S.) Credit Agreement. Because the maturity of the JSC(U.S.) Credit Agreement is 2005, the $120 million has been classified as a 2005 maturity. However, it is the Company's intent to maintain the JSC(U.S.) Credit Agreement, and therefore to maintain the stated maturity of the bonds through 2035.

        In September 2002, JSC(U.S.) amended and restated its credit agreement to permit (i) the incurrence of the indebtedness represented by the 8.25% unsecured senior notes due 2012 in excess of the amount necessary for refinancing the 9.75% unsecured senior notes due 2003 and (ii) the use of a portion of the proceeds from the sale of the 8.25% unsecured senior notes due 2012 to fund the Stevenson Mill Acquisition. In addition, the amended and restated bank credit agreement permits JSC(U.S.) to obtain an incremental loan facility of up to $140 million, to be used for the issuance of letters of credit to secure the industrial revenue bonds related to the Stevenson Mill Acquisition. The amended and restated credit agreement also permits the merger of Stone and JSC(U.S.) under certain circumstances.

        In August 2002, JSC(U.S.) amended its credit agreement to permit the distribution of approximately 71.6 million shares of SSCC common stock (approximately 29.3% of the total shares outstanding) by Jefferson Smurfit Group ("JS Group"), formerly SSCC's largest stockholder, to its stockholders, which otherwise would have constituted a change of control event of default. In addition, this amendment permitted JSC(U.S.) to refinance all or any portion of the 9.75% unsecured senior notes due 2003 with the 8.25% unsecured senior notes due 2012.

        In January 2002, JSC(U.S.) obtained a waiver and an amendment from its lender group under the JSC(U.S.) Credit Agreement. The amendment eased certain quarterly financial covenant requirements as of December 31, 2001 and for future periods.

        On January 5, 2001, JSC(U.S.) prepaid the remaining $65 million Tranche B term loan. On April 27, 2001, JSC(U.S.) and its bank group amended the JSC(U.S.) Credit Agreement to allow for a new $275 million Tranche B term loan. The proceeds along with additional borrowings under the Revolving Credit Facility were used solely to redeem in full the 11.25% senior unsecured notes, aggregating $287 million, and to pay fees and expenses incurred in relation to the repurchase. In the fourth quarter of 2001, JSC(U.S.) prepaid $25 million of the Tranche A term loan. An extraordinary loss of $2 million (net of tax of $2 million) was recorded due to the early extinguishment of debt in 2001.

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

        The obligations under the JSC(U.S.) Credit Agreement are unconditionally guaranteed by SSCC, the Company and the material subsidiaries of JSC(U.S.). The obligations under the JSC(U.S.) Credit Agreement are secured by a security interest in substantially all of the assets of JSC(U.S.) and its material subsidiaries, a pledge of all of the capital stock of the Company, JSC(U.S.) and the material U.S. subsidiaries of JSC(U.S.) and a pledge of 65% of the capital stock of certain foreign subsidiaries of JSC(U.S.). The security interest under the JSC(U.S.) Credit Agreement excludes certain trade receivables and proceeds thereof.

Accounts Receivable Securitization Program Borrowings

        JSC(U.S.) currently has a $255 million accounts receivable securitization program (the "Securitization Program"). On December 20, 2002, the Securitization Program was amended to (i) increase the borrowings available through the issuance of commercial paper or under the liquidity loan facility from $214 million to $255 million and (ii) extend the final maturity on these borrowings from February 2004 to December 2004.

        The Securitization Program provides for the sale of certain of the Company's trade receivables to a wholly owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"). The accounts receivable purchases are financed through the issuance of commercial paper or through borrowings under a liquidity loan facility. Under the Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents and trade accounts receivable. The Company has $67 million available for additional borrowing at December 31, 2002, subject to eligible accounts receivable. Commercial paper borrowings under the program have been classified as long-term debt because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the program.

Senior Notes

        On May 1, 2002, JSC(U.S.) repaid its $100 million 10.75% Series B unsecured senior notes at maturity with borrowings under the JSC(U.S.) Revolving Credit Facility.

        The JSC(U.S.) 8.25% unsecured senior notes of $700 million at December 31, 2002 are redeemable in whole or in part at the option of the Company beginning on October 1, 2007 at a price of 104.13% plus accrued interest. The redemption price will decline each year after 2007 and beginning on October 1, 2010, will be 100% of the principal amount, plus accrued interest.

        The senior notes, which are unconditionally guaranteed on a senior basis by the Company, rank pari passu with the JSC(U.S.) Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the JSC(U.S.) Credit Agreement.

Other

        Interest costs capitalized on construction projects in 2002, 2001 and 2000 totaled $2 million, $2 million and $4 million, respectively. Interest payments on all debt instruments for 2002, 2001 and 2000 were $90 million, $130 million and $157 million, respectively.

8.    Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

        In 2001, upon adoption of SFAS No. 133, the Company recorded a cumulative effect of an accounting change gain of approximately $2 million (net of tax of $2 million) in OCI.

        The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of commodities used in its operations and are designated as cash flow hedges.

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is one year. For the years ended December 31, 2002 and 2001, the Company reclassified a $3 million loss and a $2 million loss, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at December 31, 2002 is a $1 million gain included in other current assets and at December 31, 2001 is a $6 million loss included in other current liabilities.

        For the years ended December 31, 2002 and 2001, the Company recorded an immaterial amount and a $3 million loss, respectively, in cost of goods sold on settled commodity futures contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges.

        The cumulative deferred hedge is a $1 million gain and a $4 million loss (net of tax of zero and $2 million) at December 31, 2002 and 2001, respectively. The Company expects to reclassify $1 million into cost of goods sold during 2003.

9.    Leases

        The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining noncancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

2003	$36
2004	31
2005	25
2006	19
2007	13
Thereafter	17

Total minimum lease payments	$141

        Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $56 million, $53 million and $49 million for 2002, 2001 and 2000, respectively.

10.  Income Taxes

        Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2002	2001
Deferred tax liabilities
Property, plant and equipment and timberland	$(408)	$(374)
Inventory	(21)	(28)
Timber installment sale	(134)	(134)
Other	(111)	(125)

Total deferred tax liabilities	(674)	(661)

Deferred tax assets
Employee benefit plans	158	49
Net operating loss, alternative minimum tax and tax credit carryforwards	61	62
Restructuring	7	11
Other	38	40

Total deferred tax assets	264	162
Valuation allowance for deferred tax assets	(10)	(10)

Net deferred tax assets	254	152

Net deferred tax liabilities	$(420)	$(509)

        At December 31, 2002, the Company had net operating loss carryforwards for state purposes with a tax value of $20 million, which expire from 2003 through 2020. A valuation allowance of $10 million has been established for a portion of these deferred tax assets. The Company had approximately $41 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

        Provision for income taxes on income from continuing operations before income taxes and extraordinary item is as follows:

	2002		2001	2000
Current
Federal	$		$(44)	$(6)
State and local		(3)	(6)	(1)

Total current expense		(3)	(50)	(7)
Deferred
Federal		(56)	(18)	(75)
State and local		(4)	(5)	(12)

Total deferred expense		(60)	(23)	(87)

Total provision for income taxes		$(63)	$(73)	$(94)

        The Company's provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes and extraordinary item as follows:

	2002	2001	2000
U.S. federal income tax provision at federal statutory rate	$(56)	$(63)	$(81)
Permanent differences from applying purchase accounting		(2)	(2)
Other permanent differences	(2)	(1)	(1)
State income taxes, net of federal income tax effect	(5)	(7)	(10)

Total provision for income taxes	$(63)	$(73)	$(94)

        The Internal Revenue Service is currently examining the years 1995 through 2001. All years through 1994 are closed. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations.

        The Company made income tax payments of $19 million, $8 million and $30 million in 2002, 2001 and 2000, respectively.

11.  Employee Benefit Plans

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

        The benefit obligation, fair value of plan assets and the under funded status of the Stone domestic merged defined benefit plans at December 31, 2002 were $836 million, $463 million and $373 million, respectively.

        Approximately 43% of SSCC's domestic pension plan assets at December 31, 2002 are invested in cash equivalents or debt securities and 57% are invested in equity securities. Equity securities at December 31, 2002 include 2.7 million shares of SSCC common stock with a market value of approximately $41 million.

Postretirement Health Care and Life Insurance Benefits

        The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation ("APBO") was 12% at December 31, 2002, decreasing to the ultimate rate of 5%. The effect of a 1% change in the assumed health care cost trend rate would increase/(decrease) the APBO as of December 31, 2002 by $4 million and $3 million, respectively, and have an immaterial effect on the annual net periodic postretirement benefit cost for 2002.

        The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

	Defined Benefit Plans		Postretirement Plans
	2002	2001	2002		2001
Change in benefit obligation:
Benefit obligation at January 1	$1,116	$1,052		$99		$96
Service cost	24	20		2		1
Interest cost	79	77		7		7
Amendments	13	6				(2)
Plan participants' contributions				8		6
Curtailments	(2)			(1)
Actuarial loss	104	29		16		10
Benefits paid and expected expenses	(70)	(68)		(20)		(19)

Benefit obligation at December 31	$1,264	$1,116		$111		$99

Change in plan assets:
Fair value of plan assets at January 1	$984	$1,073	$		$
Actual return on plan assets	(79)	(23)
Employer contributions	2	2		12		13
Plan participants' contributions				8		6
Benefits paid	(68)	(68)		(20)		(19)

Fair value of plan assets at December 31	$839	$984	$		$

Over (under) funded status:	$(425)	$(132)		$(111)		$(99)
Unrecognized actuarial loss	435	158		27		13
Unrecognized prior service cost	43	38		(2)		(2)
Net transition asset

Net amount recognized	$53	$64		$(86)		$(88)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(343)	$(66)		$(86)		$(88)
Intangible asset	43	38
Accumulated other comprehensive (income) loss	353	92

Net amount recognized	$53	$64		$(86)		$(88)

        The weighted average assumptions used in the accounting for the defined benefit plans and postretirement plans were:

	Defined Benefit Plans		Postretirement Plans
	2002	2001	2002	2001
Weighted average discount rate	6.75%	7.25%	6.75%	7.25%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Expected return on assets	9.50%	9.50%	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	12.0%	12.0%

        Effective January 1, 2003, the Company reduced the expected long-term rate of return on plan assets to 9.0%.

        The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Defined Benefit Plans			Postretirement Plans
	2002	2001	2000	2002	2001	2000
Service cost	$24	$20	$22	$2	$1	$
Interest cost	79	77	75	7	7		7
Expected return on plan assets	(102)	(103)	(99)
Net amortization and deferral	6	4	(4)	(1)
Recognized actuarial loss (gain)	4	(2)	(8)	2

Net periodic benefit cost	$11	$(4)	$(14)	$10	$8		$7

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,264 million, $1,182 million and $839 million, respectively, as of December 31, 2002 and $1,116 million, $1,050 million and $984 million as of December 31, 2001.

Savings Plans

        The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $11 million, $10 million and $9 million in 2002, 2001 and 2000, respectively.

12.  Stock Option and Incentive Plans

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

        In November 1998, SSCC adopted the 1998 Long-Term Incentive Plan (the "1998 Plan"), which reserved 8.5 million shares of SSCC common stock for non-qualified stock options and performance awards. In 2001, an additional 8 million shares of SSCC common stock were reserved for issuance under the 1998

Plan. Certain employees of the Company are covered under the 1998 Plan. The stock options are exercisable at a price equal to the fair market value of SSCC's common stock on the date of grant. The vesting schedule and other terms and conditions of options granted under the 1998 Plan are established separately for each grant. The number of options that become vested and exercisable in any one year may not exceed one-third of the options granted for certain participants and may not exceed one-fourth of the options granted for other participants. In general, these options expire ten years from the date of grant.

        Certain grants under the 1998 Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific SSCC ownership conditions are met. These grants also allow for immediate vesting and exercisability in the event of retirement. These options remain exercisable until the earlier of five years from retirement or ten years from the initial grant date. The stock options granted prior to April 2001 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets. Beginning in April 2001, the options granted vest and become exercisable at the rate of 25% each year for four years.

        During 2001, the Company revised its annual management incentive plan so that a portion of annual employee bonuses is paid in the form of RSUs under the 1998 Plan. The RSUs are non-transferable and do not have voting rights. These RSUs vest immediately, but the restrictions do not lapse until the third anniversary of the award date. The Company pays a premium on the employee bonuses in the form of RSUs ("Premium RSUs") to certain employees. Premium RSUs vest at the earlier of a change in control, death, disability or three years after the award date. At December 31, 2002, the Company recorded a liability of $2 million for RSUs to be issued in 2003 for services provided in 2002. At December 31, 2001, the Company recorded a liability of $2 million for RSUs to be issued in 2002 for services provided in 2001. In addition, non-vested RSUs were issued in 2002 which vest in three to five years. The cost of Premium RSUs and non-vested RSUs of $1 million in 2002 and $.5 million in 2001 are amortized over the vesting period.

13.  Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), net of tax is as follows:

	Minimum Pension Liability		Deferred Hedge Gain (Loss)		Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2000	$		$		$
Current period change

Balance at December 31, 2000
Cumulative effect of accounting change				2		2
Net changes in fair value of hedging transactions				(8)		(8)
Net loss reclassified into earnings				2		2
Current period change		(56)				(56)

Balance at December 31, 2001		(56)		(4)		(60)
Net changes in fair value of hedging transactions				2		2
Net loss reclassified into earnings				3		3
Current period change		(159)				(159)

Balance at December 31, 2002		$(215)		$1		$(214)

14.  Goodwill Accounting

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional and annual impairment tests and determined there to be no goodwill impairment.

        Income from continuing operations before extraordinary item and net income for the years ended December 31, 2001 and 2000, adjusted to exclude goodwill amortization expense, are as follows:

	2001	2000
Reported income from continuing operations before extraordinary item	$106	$138
Goodwill amortization	7	7

Adjusted income from continuing operations before extraordinary item	$113	$145

Reported net income	$108	$151
Goodwill amortization	7	7

Adjusted net income	$115	$158

        As of January 1, 2002, goodwill of $191 million (net of $86 million of amortization) was attributable to the Company's segments as follows: $119 million for Containerboard and Corrugated Containers and $72 million for Consumer Packaging. Goodwill of $6 million, associated with the industrial packaging division plants, was written-off as part of the determination of the gain on disposition of discontinued operations. Goodwill was reduced by $13 million as a result of the Company's settlement of certain income tax contingencies related to a prior business combination. The goodwill reduction was allocated in the amount of $8 million for Containerboard and Corrugated Containers and $5 million for Consumer Packaging.

15.  Related Party Transactions

        On September 3, 2002, JS Group completed the distribution to its stockholders of substantially all of its 71.6 million shares of SSCC common stock, which represented approximately 29.3% of the outstanding SSCC common stock. The distribution was a condition to the consummation of a cash offer by an affiliate of Madison Dearborn Partners, L.L.C. for the purchase of all the outstanding shares of capital stock of JS Group. Michael W. J. Smurfit and Anthony P. J. Smurfit are directors of both SSCC and JS Group and Dermot F. Smurfit and Howard E. Kilroy are directors of SSCC and were directors of JS Group until September 2002. Michael W. J. Smurfit, Anthony P. J. Smurfit, Dermot F. Smurfit and Howard E. Kilroy have announced their intention to retire from the SSCC Board of Directors effective as of May 8, 2003.

Transactions with JS Group

        Transactions with JS Group, its subsidiaries and affiliated companies were as follows:

	2002	2001	2000
Product sales	$33	$32	$49
Product and raw material purchases	10	20	21
Management services income	1	2	2
Charges from JS Group for services provided	1	1	1
Receivables at December 31	6	2	3
Payables at December 31		6	10

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

Transactions with Stone

        The Company sold and purchased containerboard and recycling products from Stone, at market prices, as follows:

	2002	2001	2000
Product sales	$370	$311	$387
Product and raw material purchases	574	535	422
Net receivables at December 31	19	29	24

        Corporate shared expenses are allocated between the Company and Stone based on an established formula using a weighted average rate based on net book value of fixed assets, number of employees and sales. Net receivables are settled in cash.

Transactions with SSCC

        In connection with the Merger, a $300 million intercompany loan was made to SSCC, which was contributed to Stone as additional paid-in capital. In addition, a $36 million intercompany loan was made to SSCC to pay certain Merger costs. These notes bear interest at the rate of 14.21% per annum, are payable semi-annually on December 1 and June 1 of each year and have a maturity date of November 18, 2004.

        On November 15, 2000, pursuant to an Agreement and Plan of Merger among SSCC, SCC Merger Co. and Stone, approximately 4.6 million shares of $1.75 Series E Preferred Stock of Stone (the "Stone Preferred Stock") were converted into approximately 4.6 million shares of Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock of SSCC (the "SSCC Preferred Stock"). In addition, a cash payment of $6.4425 per share, totaling approximately $30 million, was made to the holders of the Stone Preferred Stock. The cash payment was equal to the accrued and unpaid dividends on each share of Stone Preferred Stock less $0.12 per share to cover certain transaction related expenses. The Company made a $30 million intercompany loan to SSCC to accommodate the completion of the merger transaction. This note bears interest at the rate of 15.39% per annum, is payable on December 1 and June 1 of each year and has a maturity date of November 18, 2004.

        SSCC has the option, in lieu of paying accrued interest in cash, to pay the accrued interest by adding the amount of accrued interest to the principal amount of the notes. Interest income of $73 million, $65 million and $53 million in 2002, 2001 and 2000, respectively, has been added to the principal amount of the notes. The notes are unsecured obligations of SSCC.

        The holders of the SSCC Preferred Stock are entitled to cumulative dividends of $0.4375 per quarter, payable in cash except in certain circumstances. These dividends of approximately $2 million per quarter are funded by dividends from JSC(U.S.) through the Company to SSCC.

Other Transactions

        Leigh J. Abramson, a member of the SSCC Board of Directors, is a Managing Director of Morgan Stanley & Co. Incorporated, which has provided, and continues to provide, various financial services to the Company, including investment banking, investment management, financial advisory and commodity hedging. Payments made to Morgan Stanley & Co. Incorporated, representing fees earned for financial services, were approximately $3 million, an immaterial amount and $1 million during 2002, 2001 and 2000, respectively.

        Thomas A. Reynolds, III, a member of the SSCC Board of Directors, is a member of the Executive Committee of the law firm of Winston & Strawn, which has provided, and continues to provide, legal services to the Company and its subsidiaries.

16.  Fair Value of Financial Instruments

        The carrying amounts and fair values of the Company's financial instruments are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$5	$5	$11	$11
Notes receivable from SSCC	561	561	499	499
Residual interest in timber notes	41	41	40	40
Derivative assets (liabilities)	1	1	(6)	(6)
Long-term debt, including current maturities	1,601	1,615	1,427	1,424

        The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable from SSCC and the residual interest in timber notes are based on discounted future cash flows. The fair value of the Company's derivatives is based on prevailing market rates at December 31, 2002. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

17.  Contingencies

        The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters. As of December 31, 2002, the Company had approximately $13 million reserved for environmental liabilities.

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

18.  Business Segment Information

        On January 1, 2002, the Company combined the Specialty Packaging segment with the Consumer Packaging segment. The Specialty Packaging segment was previously not a reportable segment. The information for 2001 and 2000 has been restated in order to conform to the 2002 presentation. In addition, the industrial packaging division, formerly a component of the Consumer Packaging segment, was sold in 2002 and accounted for as a discontinued operation and its results have been excluded from the segment results for all periods presented.

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

        The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items such as goodwill, the elimination of intercompany assets and intercompany profit and income and expense not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization (prior to 2002), interest expense and the adjustment to record inventory at LIFO.

        A summary by business segment follows:

	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other	Total
Year ended December 31, 2002
Revenues from external customers	$1,955	$1,021	$469	$11	$3,456
Intersegment revenues	45		94		139
Depreciation, depletion and amortization	67	29	3	22	121
Segment profit (loss)	128	76	19	(64)	159
Total assets	1,477	484	69	888	2,918
Expenditures for long-lived assets	45	30	1	16	92
Year ended December 31, 2001
Revenues from external customers	$1,905	$1,047	$375	$17	$3,344
Intersegment revenues	44		63		107
Depreciation, depletion and amortization	63	29	3	26	121
Segment profit (loss)	156	94	6	(77)	179
Total assets	1,118	468	68	890	2,544
Expenditures for long-lived assets	30	23	3	30	86
Year ended December 31, 2000
Revenues from external customers	$2,033	$1,085	$605	$16	$3,739
Intersegment revenues	47		121		168
Depreciation, depletion and amortization	61	30	3	24	118
Segment profit (loss)	220	100	26	(114)	232
Total assets	1,200	495	85	887	2,667
Expenditures for long-lived assets	76	16	1	23	116

        The following table presents net sales to external customers by country of origin:

	2002	2001	2000
United States	$3,425	$3,326	$3,706
Foreign	31	18	33

Total net sales	$3,456	$3,344	$3,739

19.  Quarterly Results (Unaudited)

        The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Net sales	$772	$846	$914	$924
Gross profit	104	124	113	128
Income from continuing operations before extraordinary item	16	33	20	27
Discontinued operations	1	2	2
Gain on disposition of discontinued operations			22
Extraordinary item			(12)
Net income	17	35	32	27
2001
Net sales	$855	$851	$831	$807
Gross profit	117	132	136	127
Income from continuing operations before extraordinary item	16	27	32	31
Discontinued operations	1	1	2
Extraordinary item	(1)	(1)
Net income	16	27	34	31

JSCE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C		Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Other Describe	Deductions Describe	Balance at End of Period
Allowance for doubtful accounts and sales returns and allowances:
Year ended December 31, 2002	$11		$4	$	$4(a)	$11
Year ended December 31, 2001	$9		$4	$	$2(a)	$11
Year ended December 31, 2000	$9		$6	$	$6(a)	$9
Exit Liabilities:
Year ended December 31, 2002	$	$		$7(b)	$	$7
Restructuring:
Year ended December 31, 2002	$20		$4	$	$6(c)	$18
Year ended December 31, 2001	$23		$4	$	$7(c)	$20
Year ended December 31, 2000	$29	$		$	$6(c)	$23
(a)
Uncollectible amounts written off, net of recoveries.

(b)
Charges associated with the exit liabilities included in the purchase price allocation of the Stevenson Mill Acquisition.

(c)
Charges against the reserves.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

        None.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to JSCE, Inc. would be made known to them by others within the company.

Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect JSCE, Inc.'s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in JSCE, Inc.'s internal controls. As a result, no corrective actions were required or undertaken.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Indentures and other debt instruments with respect to long-term debt that do not exceed 10 percent of the total assets of JSCE and its subsidiaries on a consolidated basis are not filed herewith. (The Registrant agrees to furnish a copy of such documents to the Commission upon request).
4.1
Form of 8.25% Senior Notes due 2012 of Jefferson Smurfit (U.S.) ("JSC(U.S.)") (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 to JSCE's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
4.2
Indenture dated as of September 26, 2002 among JSC(U.S.), JSCE, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to JSCE's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.1*
Jefferson Smurfit Corporation (U.S.) Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.7 to Smurfit- Stone Container Corporation's ("SSCC") Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.2*	Jefferson Smurfit Corporation (U.S.) Management Incentive Plan (incorporated by reference to Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10.3(a)*
Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan dated as of May 1, 1997 (incorporated by reference to Exhibit 10.10 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.3(b)*
Amendment of the Jefferson Smurfit Corporation Amended and Restated 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.4
Third Amended and Restated Credit Agreement, dated as of September 26, 2002 among JSC(U.S.), SSCC, JSCE, Inc., The Lenders and Fronting Banks parties thereto, The Managing Agents named therein, JPMorgan Chase Banks, as Administrative Agent and Deutsche Bank Trust Company Americas, as Senior Managing Agent (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.5(a)
Term Loan Agreement, dated as of February 23, 1995, among Jefferson Smurfit Finance Corporation ("JS Finance") and Bank Brussels Lambert, New York Branch (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(b)
Depositary and Issuing and Paying Agent Agreement (Series A Commercial Paper), dated as of February 23, 1995 (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(c)
Depositary and Issuing and Paying Agent Agreement (Series B Commercial Paper), dated as of February 23, 1995 (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(d)
Receivables Purchase and Sale Agreement, dated as of February 23, 1995, among JSC(U.S.), as Initial Servicer, and JS Finance, as Purchaser (incorporated by reference to Exhibit 10.4 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(e)
Liquidity Agreement, dated as of February 23, 1995, among JS Finance, the financial institutions party thereto as Banks, Bankers Trust Company as Facility Agent and Bankers Trust Company as Collateral Agent (incorporated by reference to Exhibit 10.6 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(f)
Commercial Paper Dealer Agreement, dated as of February 23, 1995, among BT Securities Corporation, Morgan Stanley & Co., JSC(U.S.) and JS Finance (incorporated by reference to Exhibit 10.7 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(g)	Addendum, dated March 6, 1995, to Commercial Paper Dealer Agreement (incorporated by reference to Exhibit 10.8 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).
10.5(h)
First Omnibus Amendment, dated as of March 31, 1996, to the Receivables Purchase and Sale Agreement among JSC(U.S.), JS Finance and the banks party thereto (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.5(i)
Amendment No. 2, dated as of August 19, 1997, to the Term Loan Agreement among JS Finance and Bank Brussels Lambert, New York Branch and JSC(U.S.) as Servicer (incorporated by reference to Exhibit 10.12(j) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.5(j)
Amendment No. 2, dated as of August 19, 1997, to the Receivables Purchase and Sale Agreement among JSC(U.S.) as the Seller and Servicer, JS Finance as the Purchaser, Bankers Trust Company as Facility Agent and Bank Brussels Lambert, New York Branch as the Term Bank (incorporated by reference to Exhibit 10.12(k) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.5(k)
Amendment No. 2, dated as of August 19, 1997, to the Liquidity Agreement among JS Finance, Bankers Trust Company as Facility Agent, JSC(U.S.) as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the financial institutions party thereto as Banks (incorporated by reference to Exhibit 10.12(l) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).
10.5(l)
Amendment No. 3, dated as of March 9, 2001, to the Liquidity Agreement among JS Finance, Bankers Trust Company as Facility Agent, JSC(U.S.) as Servicer, Bank Brussels Lambert, New York Branch as Term Bank and the financial institutions party thereto as Banks (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
10.5(m)
Amendment No. 4, dated as of December 20, 2002, to the Liquidity Agreement and Annex among JS Finance, Societe Generale as Facility Agent and Collateral Agent, JSC(U.S.) as Seller and Servicer and the financial institutions party thereto as Banks (incorporated by reference to Exhibit 10.5(m) to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.6*
Consulting Agreement, dated as of October 24, 1996, by and between James S. Terrill and JSC(U.S.) (incorporated by reference to Exhibit 10.15 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.7(a)*	Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
10.7(b)*
First Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.7(c)*
Second Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.7(d)*
Third Amendment of the Smurfit-Stone Container Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
10.8*	Forms of Employment Security Agreements (incorporated by reference to Exhibit 10(h) to SSCC's Registration Statement on Form S-4 (Registration Number No. 333-65431)).

10.9(a)	Purchase and Sale Agreement, effective as of July 28, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.1 to JSCE's Current Report on Form 8-K dated October 25, 1999).
10.9(b)
First Amendment to Purchase and Sale Agreement, dated October 21, 1999, between Rayonier, Inc. and JSC(U.S.) (incorporated by reference to Exhibit 2.2 to JSCE's Current Report on Form 8-K dated October 25, 1999).
10.10*
Consulting Agreement, dated as of January 4, 2002, by and between Ray M. Curran and SSCC (incorporated by reference to Exhibit 10.25 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.11*
Letter Agreement dated January 4, 2002 by and between Ray M. Curran and SSCC (incorporated by reference to Exhibit 10.26 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.12(a)*	Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.27 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
10.12(b)*	First Amendment of Employment Agreement of Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.13*
Restricted Stock Unit Agreement dated as of January 4, 2002 by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.3 to SSCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.14*	Employment Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.15*	Employment Agreement of F. Scott Macfarlane (incorporated by reference to Exhibit 10.32 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.16*	Employment Agreement of James P. Davis (incorporated by reference to Exhibit 10.22 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Indicates a management contract or compensation plan or arrangement.

(b)
Reports on Form 8-K.

        There were no Form 8-K filings during the three months ended December 31, 2002.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JSCE, INC. (Registrant)
Date March 10, 2003	By	/s/ CHARLES A. HINRICHS
Charles A. Hinrichs Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ PATRICK J. MOORE Patrick J. Moore	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2003
/s/ CHARLES A. HINRICHS Charles A. Hinrichs	Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 10, 2003
/s/ PAUL K. KAUFMANN Paul K. Kaufmann	Vice President and Corporate Controller (Principal Accounting Officer)	March 10, 2003

Certifications

I, Patrick J. Moore, certify that:

1.
I have reviewed this annual report on Form 10-K of JSCE, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ PATRICK J. MOORE Patrick J. Moore President and Chief Executive Officer

I, Charles A. Hinrichs, certify that:

1.
I have reviewed this annual report on Form 10-K of JSCE, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ CHARLES A. HINRICHS Charles A. Hinrichs Vice President and Chief Financial Officer

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Signatures
Certifications