Form 10-Q
period 2003-03-31
JSCE INC
filed 2003-05-07
CIK 727742

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarter Ended March 31, 2003

Commission file number:    0-11951

JSCE, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	37-1337160 (IRS Employer Identification No.)
150 North Michigan Avenue, Chicago, Illinois (Address of principal executive offices)	60601 (Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of March 31, 2003, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JSCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(In millions)
	2003	2002
Net sales	$899	$772
Costs and expenses
Cost of goods sold	799	668
Selling and administrative expenses	83	71
Restructuring charges	3	1

Income from operations	14	32
Other income (expense)
Interest income from SSCC	20	18
Interest expense	(25)	(24)
Other, net	1

Income from continuing operations before income taxes and cumulative effect of accounting change	10	26
Provision for income taxes	(4)	(10)

Income from continuing operations before cumulative effect of accounting change	6	16
Discontinued operations
Income from discontinued operations net of income tax provision of $1		1

Income before cumulative effect of accounting change	6	17
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $2	(3)

Net income	$3	$17

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16	$5
Receivables, less allowances of $10 in 2003 and $11 in 2002	346	327
Inventories
Work-in-process and finished goods	91	93
Materials and supplies	126	127

	217	220
Deferred income taxes	4	4
Prepaid expenses and other current assets	20	10

Total current assets	603	566
Net property, plant and equipment	1,424	1,445
Timberland, less timber depletion	39	32
Goodwill	172	172
Notes receivable from SSCC	570	561
Other assets	141	142

	$2,949	$2,918

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Current maturities of long-term debt	$74	$37
Accounts payable	261	252
Accrued compensation and payroll taxes	72	89
Interest payable	34	20
Income taxes payable	34	42
Other current liabilities	56	61

Total current liabilities	531	501
Long-term debt, less current maturities	1,541	1,564
Other long-term liabilities	536	524
Deferred income taxes	433	424
Stockholder's deficit
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	1,130	1,129
Retained earnings (deficit)	(1,009)	(1,010)
Accumulated other comprehensive income (loss)	(213)	(214)

Total stockholder's equity (deficit)	(92)	(95)

	$2,949	$2,918

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(In millions)
	2003	2002
Cash flows from operating activities
Net income	$3	$17
Adjustments to reconcile net income to net cash provided by operating activities
Cumulative effect of accounting change for asset retirement obligations	5
Depreciation, depletion and amortization	33	30
Amortization of deferred debt issuance costs	1	1
Deferred income taxes	1	10
Pension and post-retirement benefits	7	1
Non-cash interest income from SSCC	(20)	(18)
Change in current assets and liabilities
Receivables	(7)
Inventories	3	(3)
Prepaid expenses and other current assets	(10)	(3)
Accounts payable and accrued liabilities	(10)	(22)
Interest payable	14	18
Other, net	3

Net cash provided by operating activities	23	31

Cash flows from investing activities
Expenditures for property, plant and equipment	(28)	(18)
Notes receivable from SSCC	5	2

Net cash used for investing activities	(23)	(16)

Cash flows from financing activities
Net borrowings (repayments) under accounts receivable securitization program	15	(5)
Net repayments of debt	(2)	(10)
Dividends paid	(2)	(2)
Deferred debt issuance costs		(1)

Net cash provided by (used for) financing activities	11	(18)

Increase (decrease) in cash and cash equivalents	11	(3)
Cash and cash equivalents
Beginning of period	5	11

End of period	$16	$8

See notes to consolidated financial statements.

JSCE, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

1.    Significant Accounting Policies

        The accompanying consolidated financial statements and notes thereto of JSCE, Inc. have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the JSCE, Inc. Annual Report on Form 10-K for the year ended December 31, 2002, filed March 10, 2003 with the Securities and Exchange Commission.

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

3.    Stock-Based Compensation

        The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Three months ended March 31,
	2003	2002
Net income as reported	$3	$17
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)

Pro forma net income	$2	$16

4.    Asset Retirement Obligation

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company has adopted the new accounting for asset retirement obligations effective January 1, 2003. Application of the new rules has resulted in an increase in net property, plant and equipment of $1 million, recognition of an asset retirement obligation of $6 million and a charge for the cumulative effect of an accounting change of $3 million, net of taxes of $2 million, to recognize asset retirement obligations incurred as of the adoption date. Certain of the Company's facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future. Consequently, the asset retirement obligations related to these facilities cannot be reasonably estimated.

5.    Stevenson Mill Acquisition

        On September 30, 2002, the Company acquired a corrugating medium mill and related assets from MeadWestvaco Corporation. The purchase price allocation was completed during the first quarter of 2003. The final allocation was a result of the completion of the property, plant and equipment and timberland valuations. The Company has not recorded any goodwill related to this transaction.

6.     Restructuring and Exit Liabilities

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 effective January 1, 2003.

        The Company recorded restructuring charges of $3 million during the first quarter of 2003 related to the closure of two converting facilities. No significant additional charges related to these shutdown facilities are expected. The assets of these operations were adjusted to the estimated fair value less cost to sell resulting in an immaterial non-cash write down. These shutdowns resulted in approximately 220 employees being terminated. The net sales and operating loss of these facilities in 2003 prior to closure were $7 million and $1 million, respectively. The net sales and operating losses of these facilities in 2002 were $43 million and $3 million, respectively.

        At December 31, 2002, the Company had $25 million of exit liabilities related to the restructuring of operations. During the first quarter, the Company had $3 million of cash disbursements related to these exit liabilities.

7.    Guarantees

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. Disclosure requirements are effective for guarantees issued prior to January 1, 2003.

        The Company has certain woodchip processing contracts, entered into prior to January 1, 2003, extending through 2010 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At March 31, 2003, the maximum potential amount of future payments related to these guarantees is approximately $27 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

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

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of March 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is nine months. For the three months ended March 31, 2003, the Company reclassified a $1 million gain from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at March 31, 2003 is a $2 million gain included in other current assets. At March 31, 2003, the Company recorded an immaterial amount in cost of goods sold on commodity futures contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

        For the three months ended March 31, 2003, the Company recorded an immaterial amount in cost of goods sold on settled commodity futures contracts, related to the ineffective portion of hedges and contracts not qualifying as hedges.

        The cumulative deferred hedge is a $2 million gain (net of tax of $1 million) at March 31, 2003. The Company expects to reclassify $2 million into cost of goods sold during the remainder of 2003.

9.    Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2003	2002
Net income	$3	$17
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	2	1
Net loss (gain) reclassified into earnings	(1)	2

Comprehensive income	$4	$20

10.    Business Segment Information

        On January 1, 2003, the Company began reporting the elimination of intercompany profit and the adjustment to record inventory at LIFO at the segment level for management reporting purposes. The information for 2002 has been restated in order to conform to the 2003 presentation.

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

        Other includes corporate related items. Corporate related items include income and expense not allocated to reportable segments including corporate expenses, restructuring charges and interest expense.

Three months ended March 31,	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other		Total
2003
Revenues from external customers	$536	$256	$107	$		$899
Intersegment revenues	12		26			38
Segment profit (loss)	9	12	6		(17)	10
2002
Revenues from external customers	$437	$247	$84		$4	$772
Intersegment revenues	11		17			28
Segment profit (loss)	19	20	1		(14)	26

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

        If all or most of the other PRPs are unable to satisfy their portion of the clean up costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

RESULTS OF OPERATIONS

First Quarter 2003 Compared to First Quarter 2002

	Three months ended March 31,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$536	$9	$437	$19
Consumer packaging	256	12	247	20
Reclamation	107	6	84	1
Other operations			4

Total operations	$899	27	$772	40

Restructuring charges		(3)		(1)
Interest income from Smurfit-Stone		20		18
Interest expense		(25)		(24)
Corporate expenses and other		(9)		(7)

Income from continuing operations before income taxes and cumulative effect of accounting change		$10		$26

        Consolidated net sales of $899 million in 2003 were 16% higher compared to 2002 due primarily to the acquisition of the Stevenson, Alabama containerboard mill and related corrugated container assets, which were acquired on September 30, 2002 (the Stevenson Mill Acquisition), and higher average sales prices for corrugated containers and reclaimed fiber. Harsh winter weather conditions in much of the country and uncertainty created by the geopolitical situation resulted in demand weakness and some packaging price erosion during the first quarter of 2003. Compared to the fourth quarter of 2002, our containerboard and corrugated container shipments declined more sharply than expected in what is a seasonally softer quarter.

        The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations	Total
Sales prices and product mix	$4	$(1)	$25		$$28
Sales volume	15	11	(2)		24
Acquisition	82				82
Closed or sold facilities	(2)	(1)		(4)	(7)

Total	$99	$9	$23	$(4)	$127

        Cost of goods sold increased in 2003 due primarily to the Stevenson Mill Acquisition ($73 million) and the higher cost of reclaimed fiber ($26 million) and energy ($9 million). Cost of goods sold as a percent of net sales increased from 87% in 2002 to 89% in 2003 due primarily to the higher cost of reclaimed fiber and energy.

        Selling and administrative expenses increased in 2003 due primarily to the Stevenson Mill Acquisition, higher fringe benefit costs and certain litigation costs. Selling and administrative expenses as a percent of net sales was 9% in 2003, comparable to 2002.

        We recorded a restructuring charge of $3 million in 2003 related to the closure of two converting facilities.

        Interest expense increased $1 million due to the impact of $3 million from higher average borrowings, offset by $2 million due to lower overall average interest rates. The overall average effective interest rate in 2003 was lower than 2002 by 60 basis points. Interest income for 2003 included $20 million of accrued interest on our intercompany notes receivable from Smurfit-Stone, an increase of $2 million compared to last year.

        Income from continuing operations before income taxes and cumulative effect of accounting change was $10 million in 2003, a decrease of $16 million compared to 2002. The decline in segment earnings was due primarily to higher costs, including energy, employee benefits and fiber.

        Smurfit-Stone's targeted annual synergy savings from the Stevenson Mill Acquisition totaling $40 million are expected to be achieved through a combination of administrative cost reductions, system optimization and purchasing savings. Synergy savings of approximately $11 million were achieved in the quarter.

        Provision for income taxes differed from the federal statutory tax rate due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales increased by 23% due primarily to the Stevenson Mill Acquisition, higher containerboard and corrugated container sales volumes and higher average sales prices for corrugated containers. On average, corrugated container sales prices increased by 2%. Despite a decrease in containerboard prices of $10 to $15 per ton in February 2003, prices for the quarter were higher than last year by approximately 3%. We announced a $35 per ton increase for containerboard effective April 14, 2003 and will begin to implement price increases on corrugated containers in the second quarter. For solid bleached sulfate (SBS), the average sales price decreased 1%.

        Production of containerboard increased by 55% due primarily to the Stevenson Mill Acquisition. During the first quarter, our containerboard mills ran at an average of 81.6% of capacity. Shipments of corrugated containers increased 12% due to the Stevenson Mill Acquisition. Production of SBS was higher by 14%.

        Profits decreased by $10 million due primarily to higher costs, including energy ($6 million) and employee benefits. Profits were favorably impacted by higher pricing and higher sales volume, including the Stevenson Mill Acquisition. Cost of goods sold as a percent of net sales increased to 91% in 2003 compared to 88% in 2002 due to the higher energy and employee benefit cost.

Consumer Packaging Segment

        Net sales for 2003 increased by 4% compared to last year due primarily to higher sales volumes for folding cartons. Folding carton shipments increased 6%, while folding carton sales prices, on average, were 1% lower in 2003. Coated boxboard average sales prices were 1% higher. We announced a $40 per ton price increase for coated recycled boxboard effective April 2, 2003 and will begin to implement price increases on folding cartons in the second quarter. Production of coated boxboard in 2003 was 1% lower than in 2002.

        Profits decreased by $8 million due primarily to higher energy cost ($3 million) and higher reclaimed fiber cost ($3 million). Cost of goods sold as a percent of net sales increased from 83% in 2002 to 87% in 2003 due primarily to the higher reclaimed fiber and energy cost.

Reclamation Segment

        Net sales in 2003 increased by 27% compared to 2002 due primarily to higher sales prices. Tight supplies resulting from higher export demand and reduced collections due to weather related conditions caused prices for old corrugated containers (OCC) to increase. The average price of OCC increased by approximately $20 per ton and the average price of old newsprint was approximately $10 per ton higher compared to last year. Total tons of fiber reclaimed and brokered increased 3% compared to last year. Profits of the reclamation operations increased $5 million compared to last year due to the higher average sales prices. Cost of goods sold as a percent of net sales decreased from 90% in 2002 to 88% in 2003 due primarily to the improved pricing.

Statistical Data

	Three months ended March 31,
(In thousands of tons, except as noted)
	2003	2002
Mill production:
Containerboard	469	303
Solid bleached sulfate	48	42
Coated boxboard	147	149
Corrugated containers sold (billion sq. ft.)	7.4	6.6
Folding cartons sold	129	122
Fiber reclaimed and brokered	1,678	1,632

RESTRUCTURING AND EXIT LIABILITIES

        We recorded restructuring charges of approximately $3 million during 2003 related to the closure of two converting facilities. There are no additional significant charges expected for these closures. The assets of these operations were adjusted to the estimated fair value less cost to sell resulting in an immaterial non-cash write down. The restructuring charges are primarily for severance costs, which will be paid in 2003. There were no material cash disbursements related to these charges for the three months ended March 31, 2003. These shutdowns resulted in approximately 220 employees being terminated.

        As of December 31, 2002, we had $25 million of exit liabilities related to the Smurfit-Stone merger, the Stevenson Mill Acquisition and from our restructuring activities. During the three months ended March 31, 2003, we incurred cash expenditures of approximately $3 million for these exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the three months ended March 31, 2003, net cash provided by operating activities of $23 million, additional cash provided by net borrowings of $13 million and proceeds from notes receivable from Smurfit-Stone of $5 million were used primarily to fund expenditures for property, plant and equipment of $28 million and dividends of $2 million to Smurfit-Stone.

        On April 23, 2003, Jefferson Smurfit (U.S.) announced an agreement to sell approximately 81,000 acres of timberland located in Alabama and Tennessee, acquired as part of the Stevenson Mill Acquisition, to a third party for $37.5 million. The transaction is expected to close in the second quarter of 2003. The proceeds will be used to reduce borrowings outstanding under the Jefferson Smurfit (U.S.) credit facility.

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) credit agreement and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2003 and for 2004 total $34 million and $282 million, respectively, with varying amounts thereafter. We are exploring a number of options to repay or refinance these debt maturities. We have historically had good access to the capital markets and expect to be able to repay or refinance these debt maturities before their maturity dates. Although we believe we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2003 significantly below our anticipated annual depreciation level of $133 million. As of March 31, 2003, we had authorized commitments for capital expenditures of $64 million, including $4 million for environmental projects, $6 million to maintain competitiveness and $54 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of March 31, 2003, Jefferson Smurfit (U.S.) had $289 million of unused borrowing capacity under its bank credit facility and $52 million of unused borrowing capacity under its $255 million accounts receivable securitization program, subject to Jefferson Smurfit (U.S.)'s level of eligible accounts receivable.

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

        The Jefferson Smurfit (U.S.) credit agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Jefferson Smurfit (U.S.) credit agreement also requires prepayments of the term loans from excess cash flows, as defined, and proceeds from certain asset sales, insurance and incurrence of certain indebtedness. These restrictions, together with our highly leveraged position, could restrict our corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We expect to remain in compliance with all of the financial covenants contained in the Jefferson Smurfit (U.S.) credit agreement. However, if the difficult business conditions we experienced in the first quarter of 2003 continue to persist for the remainder of the year, Jefferson Smurfit (U.S.) may need to seek an amendment or waiver to avoid violating certain financial covenants contained in its credit agreement. We believe that Jefferson Smurfit (U.S.) could obtain such an amendment or waiver, if necessary. However, if there is a violation of any of the financial covenants and we are not successful in obtaining an amendment or waiver, a default would occur under the Jefferson Smurfit (U.S.) credit agreement, which could result in a material adverse impact on our financial condition.

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

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of March 31, 2003, we had futures contracts to hedge approximately 20% to 25% of our expected natural gas requirements for the months of April through June 2003 and approximately 11% of our requirements for July through December 2003. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The change in energy cost discussed in Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations included the impact of the natural gas futures contracts. See Note 8 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect JSCE, Inc. from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at March 31, 2003.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings has been denied. We continue to vigorously defend these cases.

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

  99.1
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  b)
  Reports on Form 8-K:

        There were no Form 8-K filings during the three months ended March 31, 2003.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JSCE, INC. (Registrant)
Date: May 7, 2003	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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
Date: May 7, 2003
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

Date: May 7, 2003
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