Form 10-Q
period 2003-06-30
JSCE INC
filed 2003-08-12
CIK 727742

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended June 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of June 30, 2003, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JSCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)
	2003	2002	2003	2002
Net sales	$930	$846	$1,829	$1,618
Costs and expenses
Cost of goods sold	814	722	1,613	1,390
Selling and administrative expenses	80	65	163	136
Restructuring charges	1		4	1
Loss (gain) on sale of assets	1	(1)	1	(1)

Income from operations	34	60	48	92
Other income (expense)
Interest income from SSCC	20	17	40	35
Interest expense	(25)	(23)	(50)	(47)
Loss on early extinguishment of debt	(2)		(2)
Other, net		1	1	1

Income from continuing operations before income taxes and cumulative effect of accounting change	27	55	37	81
Provision for income taxes	(8)	(22)	(12)	(32)

Income from continuing operations before cumulative effect of accounting change	19	33	25	49
Discontinued operations
Income from discontinued operations net of income tax provisions of $1 and $2 for the three and six months ended June 30, 2002		2		3

Income before cumulative effect of accounting change	19	35	25	52
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $2			(3)

Net income	$19	$35	$22	$52

        See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14	$5
Accounts receivable, less allowances of $10 in 2003 and $11 in 2002	370	327
Inventories
Work-in-process and finished goods	102	93
Materials and supplies	125	127

	227	220
Deferred income taxes	4	4
Prepaid expenses and other current assets	16	10

Total current assets	631	566
Net property, plant and equipment	1,419	1,445
Timberland, less timber depletion	2	32
Goodwill	187	172
Notes receivable from SSCC	586	561
Other assets	141	142

	$2,966	$2,918

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Current maturities of long-term debt	$7	$37
Accounts payable	255	252
Accrued compensation and payroll taxes	72	89
Interest payable	20	20
Income taxes payable	47	42
Other current liabilities	60	61

Total current liabilities	461	501
Long-term debt, less current maturities	1,657	1,564
Other long-term liabilities	498	524
Deferred income taxes	427	424
Stockholder's deficit
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	1,130	1,129
Retained earnings (deficit)	(992)	(1,010)
Accumulated other comprehensive income (loss)	(215)	(214)

Total stockholder's equity (deficit)	(77)	(95)

	$2,966	$2,918

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In millions)
	2003	2002
Cash flows from operating activities
Net income	$22	$52
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss on early extinguishment of debt	2
Cumulative effect of accounting change for asset retirement obligations	5
Depreciation, depletion and amortization	67	59
Amortization of deferred debt issuance costs	2	2
Deferred income taxes	8	31
Pension and post-retirement benefits	(35)	4
Non-cash interest income from SSCC	(40)	(35)
Change in current assets and liabilities, net of effects from acquisitions
Accounts receivable	(30)	(31)
Inventories	(1)	(15)
Prepaid expenses and other current assets	(7)	(6)
Accounts payable and accrued liabilities	(16)	29
Interest payable		(1)
Other, net	9	(3)

Net cash provided by (used for) operating activities	(14)	86

Cash flows from investing activities
Expenditures for property, plant and equipment	(56)	(36)
Proceeds from property and timberland disposals	42	1
Payment on acquisition, net of cash received	(26)
Notes receivable from SSCC	7	5

Net cash used for investing activities	(33)	(30)

Cash flows from financing activities
Proceeds from long-term debt	300
Net borrowings under accounts receivable securitization program	4	9
Net repayments of debt	(241)	(57)
Dividends paid	(4)	(4)
Deferred debt issuance costs	(3)	(1)

Net cash provided by (used for) financing activities	56	(53)

Increase in cash and cash equivalents	9	3
Cash and cash equivalents
Beginning of period	5	11

End of period	$14	$14

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

3.     Stock-Based Compensation

        In the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. The Company selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The Company recorded an immaterial amount of expense in the three and six month periods ended June 30, 2003.

        Prior to 2003, the Company accounted for stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income as reported	$19	$35	$22	$52
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)	(2)	(2)

Pro forma net income	$18	$34	$20	$50

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

5.     Acquisitions

        On May 31, 2003, the Company acquired the operations of Arko Paper Products Co., Inc., a folding carton producer. The acquisition was accounted for as a purchase business combination and, accordingly, the acquired assets and liabilities are included in the June 30, 2003 balance sheet and the results of operations are included in the consolidated statement of operations after May 31, 2003. The purchase price of $30 million has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when asset and liability valuations are finalized. The preliminary allocation has resulted in goodwill of $15 million, which has been allocated to the Consumer Packaging segment.

        On September 30, 2002, the Company, through JSC(U.S.), acquired a corrugating medium mill and related assets from MeadWestvaco Corporation. The purchase price allocation was completed during the first quarter of 2003 and the Company has not recorded any goodwill related to this transaction.

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

        The Company recorded restructuring charges of $1 million and $4 million in the three and six months ended June 30, 2003, respectively, related to the closure of two converting facilities. No significant additional charges related to these shutdown facilities are expected. The assets of these operations were adjusted to the estimated fair value less cost to sell resulting in an immaterial non-cash write down. These shutdowns resulted in approximately 220 employees being terminated. The net sales and operating loss of these facilities in 2003 prior to closure were $7 million and $1 million, respectively. The net sales and operating losses of these facilities in 2002 were $43 million and $3 million, respectively. The Company had $1 million of cash disbursements related to these charges for the three and six months ended June 30, 2003.

        At December 31, 2002, the Company had $25 million of exit liabilities related to the restructuring of operations. The Company had $2 million and $5 million of cash disbursements related to these exit liabilities for the three and six months ended June 30, 2003, respectively.

7.     Long-Term Debt

        In May 2003, the Company completed an offering of $300 million of 7.50% unsecured senior notes due 2013. The Company used the proceeds of this issuance to repay the $175 million Tranche A term loan borrowings and $122 million of the outstanding Tranche B term loan borrowings under the JSC(U.S.) credit agreement. A loss of $2 million was recorded due to early extinguishment of debt. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No. 13, and Technical Corrections," the loss was not recorded as an extraordinary item, but rather as a component of income from continuing operations.

        On June 30, 2003, the Company obtained an amendment from its lender group revising certain financial covenant requirements under its bank credit agreement as of June 30, 2003 and for future periods through December 31, 2004.

8.     Guarantees

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

        The Company has certain wood chip processing contracts, entered into prior to January 1, 2003, extending through 2010 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At    June 30, 2003, the maximum potential amount of future payments related to these guarantees is approximately $27 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

9.     Derivative Instruments and Hedging Activities

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

Commodity Futures Contracts

        The Company uses exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix or cap the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. The Company is hedging its exposure to the variability in future cash flows associated with natural gas with contracts typically having maturities of one year or less. For the three and six months ended June 30, 2003, the Company reclassified a $1 million gain and $2 million gain, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's contracts at June 30, 2003 is a $2 million gain included in other current assets. At June 30, 2003, the Company recorded a $1 million loss in cost of goods sold on commodity contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

        For the three and six months ended June 30, 2003, the Company recorded an immaterial amount in cost of goods sold on settled commodity futures contracts related to the ineffective portion of hedges and contracts not qualifying as hedges.

        The cumulative deferred hedge is immaterial at June 30, 2003.

10.   Income Taxes

        In the second quarter of 2003, the Company recorded an income tax benefit of $6 million related to the resolution of certain prior year tax matters.

        The Internal Revenue Service is currently examining the years 1999 through 2001. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or the results of operations. The Company has settled the examination for the years 1995 through 1998, resulting in tax and interest of $51 million to be paid in the third quarter of 2003. Adequate reserves are available to cover the payment.

11.   Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$19	$35	$22	$52
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	(1)		1	1
Net loss (gain) reclassified into earnings	(1)	1	(2)	3

Comprehensive income	$17	$36	$21	$56

12.   Business Segment Information

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

Three months ended June 30,	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other		Total
2003
Revenues from external customers	$558	$254	$118	$		$930
Intersegment revenues	10		31			41
Segment profit (loss)	35	11	5		(24)	27
2002
Revenues from external customers	$479	$252	$112		$3	$846
Intersegment revenues	11		22			33
Segment profit (loss)	38	20	6		(9)	55

Six months ended June 30,
2003
Revenues from external customers	$1,094	$510	$225	$		$1,829
Intersegment revenues	22		57			79
Segment profit (loss)	44	23	11		(41)	37
2002
Revenues from external customers	$916	$499	$196		$7	$1,618
Intersegment revenues	22		39			61
Segment profit (loss)	57	40	7		(23)	81

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

        If all or most of the other PRPs are unable to satisfy their portion of the cleanup costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

RESULTS OF OPERATIONS

General

        Growth in the U.S. economy in the second quarter, particularly manufacturing activity, continued to be slow, resulting in sluggish demand for containerboard and corrugated containers. Our income from continuing operations before income taxes and cumulative effect of accounting change was $27 million in the second quarter of 2003. Our results improved compared to the first quarter of 2003, but declined compared to last year. The improvement over the first quarter of 2003 was due to seasonal volume increases and lower energy cost. Prices remained stable in the second quarter. Our announced April 2003 price increase of $35 per ton for liner and medium, with a corresponding increase for corrugated containers, was not implemented as a result of the continued sluggish demand for corrugated products during this period. Unless there is a meaningful improvement in business activity, we do not expect to see any significant price improvement for containerboard and corrugated containers in the second half of 2003.

Acquisition

        On May 31, 2003, Jefferson Smurfit (U.S.) acquired the operations of Arko Paper Products Co., Inc., a folding carton producer. The acquisition was accounted for as a purchase business combination and, accordingly, the acquired assets and liabilities are included in the June 30, 2003 balance sheet and the results of operations are included in the consolidated statement of operations after May 31, 2003. The purchase price of $30 million has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when asset and liability valuations are finalized. The preliminary allocation has resulted in goodwill of $15 million, which has been allocated to the Consumer Packaging segment.

Second Quarter 2003 Compared to Second Quarter 2002

	Three months ended June 30,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$558	$35	$479	$38
Consumer packaging	254	11	252	20
Reclamation	118	5	112	6
Other operations			3	1

Total operations	$930	51	$846	65

Restructuring charges		(1)
Gain (loss) on sale of assets		(1)		1
Interest income from Smurfit-Stone		20		17
Interest expense		(25)		(23)
Loss on early extinguishment of debt		(2)
Corporate expenses and other		(15)		(5)

Income from continuing operations before income taxes and cumulative effect of accounting change		$27		$55

        Compared to last year, our second quarter results declined due primarily to higher fiber, energy and employee benefits costs. The increases in cost compared to last year were partially offset by the operating results of our Stevenson, Alabama containerboard mill and related corrugated container assets, which were acquired on September 30, 2002 (the Stevenson Mill Acquisition).

        Consolidated net sales of $930 million in 2003 were 10% higher compared to 2002 due primarily to the Stevenson Mill Acquisition. The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$2	$(7)	$11	$		$6
Sales volume, including acquisitions	79	12	(5)			86
Closed or sold facilities	(2)	(3)			(3)	(8)

Total	$79	$2	$6		$(3)	$84

        Cost of goods sold increased in 2003 due primarily to the Stevenson Mill Acquisition and the higher cost of fiber ($16 million) and energy ($5 million). Cost of goods sold as a percent of net sales in 2003 was 88% compared to 85% in 2002 due primarily to the higher cost of fiber and energy.

        Selling and administrative expenses increased in 2003 due primarily to the Stevenson Mill Acquisition and higher employee benefits costs. Selling and administrative expense as a percent of net sales was 9% in 2003, compared to 8% in 2002.

        Interest expense increased $2 million due to the impact of $4 million from higher average borrowings offset by $2 million due to lower overall average interest rates. The overall average effective interest rate in 2003 was lower than 2002 by approximately 35 basis points. Interest income for 2003 included $20 million of accrued interest on our intercompany notes receivable from Smurfit-Stone, an increase of $3 million compared to 2002.

        Loss on early extinguishment of debt of $2 million in 2003 reflected the write-off of deferred debt issuance costs attributable to the prepayment of Jefferson Smurfit (U.S.) term loans. See Liquidity and Capital Resources—Financing Activities.

        Provision for income taxes in the second quarter of 2003 included a $6 million benefit related to the resolution of certain prior year tax matters. Exclusive of the $6 million benefit, the provision for income taxes differed from the federal statutory tax rate due primarily to state income taxes and the effects of non-deductible items.

Containerboard and Corrugated Containers Segment

        Net sales increased by 16% due primarily to the Stevenson Mill Acquisition. Liner and corrugated prices were higher than last year by approximately 1%. The sale price of solid bleached sulfate (SBS) decreased by 1%.

        Production of containerboard increased by 52% due primarily to the Stevenson Mill Acquisition. During the second quarter of 2003, our containerboard mills ran at an average of 91.8% of capacity. Shipments of corrugated containers increased 7% due to the Stevenson Mill Acquisition. Wet weather conditions in the Southeast hampered our ability to source wood fiber, resulting in lower production at our SBS mill in that area. Production of SBS was 2% lower compared to last year.

        Profits decreased by $3 million due primarily to higher costs, including energy ($2 million) and employee benefits. Profits were favorably impacted by higher pricing and higher sales volume, including the Stevenson Mill Acquisition.

Consumer Packaging Segment

        Net sales increased by 1%. Shipments of folding cartons and flexible packaging were higher, but sales price and product mix had a negative impact on sales and profits. Folding carton shipments increased 2%. Shipments of flexible packaging were higher by 37% due primarily to pre-packaged food pouches for use by the armed services. Net sales of flexible packaging products were negatively impacted by changes in product mix. Production of coated recycled boxboard in 2003 was 7% higher compared to 2002. Folding carton sales prices were 2% lower in 2003, while coated recycled boxboard sales prices were 7% higher. We announced a $40 per ton price increase for coated recycled boxboard effective April 2, 2003 and began implementing price increases on coated recycled boxboard and folding cartons. Profits decreased by $9 million due principally to higher costs of energy ($2 million), fiber ($2 million) and employee benefits.

Reclamation Segment

        Net sales in 2003 increased by 5% compared to 2002 due to higher sales prices.. The price of old corrugated containers (OCC) increased by approximately $2 per ton compared to last year. Total tons of fiber reclaimed and brokered increased 1% compared to last year. Profits of the reclamation operations decreased $1 million compared to last year. Cost of goods sold as a percent of net sales increased from 89% in 2002 to 90% in 2003 due primarily to higher employee benefits cost.

Six Months 2003 Compared to Six Months 2002

	Six months ended June 30,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,094	$44	$916	$57
Consumer packaging	510	23	499	40
Reclamation	225	11	196	7
Other operations			7	1

Total operations	$1,829	78	$1,618	105

Restructuring charges		(4)		(1)
Gain (loss) on sale of assets		(1)		1
Interest income from Smurfit-Stone		40		35
Interest expense		(50)		(47)
Loss on early extinguishment of debt		(2)
Corporate expenses and other		(24)		(12)

Income from continuing operations before income taxes and cumulative effect of accounting change		$37		$81

        We had income from continuing operations before income taxes and cumulative effect of accounting change for the six months ended June 30, 2003 of $37 million, a decrease of $44 million compared to 2002. The decline in earnings was due primarily to higher costs of fiber, energy and employee benefits. The increases in cost were partially offset by the Stevenson Mill Acquisition.

        Consolidated net sales of $1,829 million in 2003 were 13% higher compared to 2002 due primarily to the Stevenson Mill Acquisition and higher average sales prices for corrugated containers and reclaimed fiber. The increase (decrease) in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$6	$(8)	$36	$		$34
Sales volume, including acquisitions	176	23	(7)			192
Closed or sold facilities	(4)	(4)			(7)	(15)

Total	$178	$11	$29		$(7)	$211

        Cost of goods sold increased in 2003 due primarily to the Stevenson Mill Acquisition and the higher cost of reclaimed fiber ($42 million) and energy ($15 million). Cost of goods sold as a percent of net sales in 2003 was 88%, compared to 86% in 2002 due primarily to the higher cost of fiber and energy.

        Selling and administrative expenses increased in 2003 due primarily to the Stevenson Mill Acquisition, higher employee benefits costs and certain litigation costs. Selling and administrative expense as a percent of net sales was 9% in 2003 compared to 8% in 2002.

        Interest expense increased $3 million due to the impact of $7 million from higher average borrowings, offset by $4 million due to lower overall average interest rates. The overall average effective interest rate in 2003 was lower than 2002 by approximately 50 basis points. Interest income for 2003 included $$40 million of accrued interest on our intercompany notes receivable from Smurfit-Stone, an increase of $5 million compared to 2002.

        Loss on early extinguishment of debt of $2 million in 2003 reflected the write-off of deferred debt issuance costs attributable to the prepayment of Jefferson Smurfit (U.S.) term loans. See Liquidity and Capital Resources—Financing Activities.

        Annualized synergy savings from the Stevenson Mill Acquisition achieved in the first half of 2003, including administrative cost reductions, system optimization and purchasing savings, exceeded our targeted annual savings of $40 million.

        Provision for income taxes in the six months ended June 30, 2003 included a $6 million benefit related to the resolution of certain prior year tax matters. Exclusive of the $6 million benefit, the provision for income taxes differed from the federal statutory tax rate due primarily to state income taxes and the effects of non-deductible items.

Containerboard and Corrugated Containers Segment

        Net sales increased by 19% due primarily to the Stevenson Mill Acquisition, higher sales volumes and higher sales prices for corrugated containers. Corrugated container sales prices increased by 1% and liner prices were higher by approximately 1%. SBS sales price decreased by 1%.

        Production of containerboard increased by 53% due primarily to the Stevenson Mill Acquisition. During the first six months of 2003, our containerboard mills ran at an average of 86.5% of capacity. Shipments of corrugated containers increased 9% due primarily to the Stevenson Mill Acquisition. Production of SBS was higher by 6% compared to last year.

        Profits decreased by $13 million due primarily to higher costs, including energy ($8 million) and employee benefits. Profits were favorably impacted by higher pricing and the Stevenson Mill Acquisition.

Consumer Packaging Segment

        Net sales increased by 2% due primarily to higher sales volumes for folding cartons and flexible packaging. Folding carton shipments increased 4% and shipments of flexible packing were higher by 25%. Production of coated recycled boxboard in 2003 was 2% higher compared to 2002. Folding carton sales prices were 2% lower,

while coated recycled boxboard sales prices were 3% higher.    Profits decreased by $17 million due principally to higher costs for energy ($6 million), fiber ($4 million) and employee benefits.

Reclamation Segment

        Net sales in 2003 increased by 15% compared to 2002 due primarily to higher sales prices. The average price of OCC increased approximately $10 per ton compared to last year. Total tons of fiber reclaimed and brokered increased 2% compared to last year. Profits of the reclamation operations increased $4 million compared to last year due to the higher average sales prices. Cost of goods sold as a percent of net sales decreased from 90% in 2002 to 89% in 2003 due primarily to the improved pricing.

Statistical Data

	Three months ended June 30,		Six months ended June 30,
(In thousands of tons, except as noted)
	2003	2002	2003	2002
Mill production:
Containerboard	537	354	1,006	657
Solid bleached sulfate	47	48	95	90
Coated recycled boxboard	146	137	293	286
Corrugated containers sold (billion sq. ft.)	7.6	7.1	15.0	13.7
Folding cartons sold	128	125	257	247
Fiber reclaimed and brokered	1,655	1,638	3,333	3,270

RESTRUCTURING CHARGES AND EXIT LIABILITIES

        We recorded restructuring charges of $1 million and $4 million in the three and six months ended June 30, 2003, respectively, related to the closure of two converting facilities. No significant additional charges are expected for these closures. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in an immaterial non-cash write down. The restructuring charges are primarily for severance costs, which will be paid in 2003. We had $1 million of cash disbursements related to these charges for the six months ended June 30, 2003. These shutdowns resulted in approximately 220 employees being terminated.

        As of December 31, 2002, we had $25 million of exit liabilities related to the Smurfit-Stone merger, the Stevenson Mill Acquisition and from our restructuring activities. During the six months ended June 30, 2003, we incurred cash expenditures of approximately $5 million for exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the six months ended June 30, 2003, proceeds from long-term debt of $300 million, proceeds from property and timberland disposals of $42 million and proceeds from notes receivable from Smurfit-Stone of $7 million were used to fund net debt payments of $237 million, expenditures for property, plant and equipment and acquisition of $82 million, cash used for operating activities of $14 million, deferred debt issuance cost of $3 million and dividends to Smurfit-Stone of $4 million.

        In May 2003, Jefferson Smurfit (U.S.) sold approximately 81,000 acres of timberland located in Alabama and Tennessee and a hardwood sawmill, acquired as part of the Stevenson Mill Acquisition, to a third party for $38.5 million. The proceeds were used for general corporate purposes.

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) revolving credit facility and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, pension funding, dividends to Smurfit-Stone, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2003 and for 2004 total $5 million and $193 million, respectively, with varying amounts thereafter. We are exploring a number of options to repay or refinance our 2004 debt maturities. We have historically had good access to the capital markets and expect to be able to repay or refinance these debt maturities before their maturity dates. Although we believe we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2003 significantly below our anticipated annual depreciation level of $133 million. As of June 30, 2003, we had authorized commitments for capital expenditures of $43 million, including $3 million for environmental projects, $7 million to maintain competitiveness and $33 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of June 30, 2003, Jefferson Smurfit (U.S.) had $209 million of unused borrowing capacity under its revolving credit facility and $64 million of unused borrowing capacity under the $255 million accounts receivable securitization program, subject to Jefferson Smurfit (U.S.)'s level of eligible accounts receivable.

Financing Activities

        In May 2003, Jefferson Smurfit (U.S.) issued $300 million of 7.50% unsecured senior notes due 2013 (the New Senior Notes). Jefferson Smurfit (U.S.) used the proceeds of this issuance to repay the $175 million Tranche A term loan due March 31, 2005, $122 million of its outstanding Tranche B term loan due March 31, 2007 and $3 million to pay fees and other expenses. On July 30, 2003, Jefferson Smurfit (U.S.) completed a registered exchange offer of all of the then outstanding New Senior Notes for a like principal amount of senior notes which have been registered under the Securities Act of 1933. Jefferson Smurfit (U.S.) did not receive any proceeds from the exchange offer.

        On June 30, 2003, Jefferson Smurfit (U.S.) obtained an amendment from its lender group revising certain financial covenant requirements under its bank credit agreement as of June 30, 2003 and for future periods through December 31, 2004.

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

Pension Obligations

        As discussed in our 2002 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $425 million as of December 31, 2002. For the six months ended June 30, 2003, we contributed $55 million to the pension plans, and expect to contribute approximately $15 million in the second half of 2003. Contributions to our plans in 2004 are expected to be significant, but will be dependent upon future changes in discount rates, the earnings performance of plan assets and the outcome of proposed pension reform legislation. A decrease in the discount rate of 0.25% would increase our pension obligations by approximately $21 million.

NEW ACCOUNTING STANDARD FOR STOCK-BASED COMPENSATION ADOPTED

        In the second quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. We selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. We recorded an immaterial amount of expense in the three and six month periods ended June 30, 2003.

        Prior to 2003, we accounted for stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Commodity Price Risk

        We periodically enter into exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of June 30, 2003, we had futures contracts to hedge approximately 30% of our expected natural gas requirements for the months of July 2003 through October 2003 and approximately 50% to 65% for the months of November 2003 through March 2004. Our objective is to fix or cap the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The changes in energy cost discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations above include the impact of the natural gas futures contracts. See Note 9 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect JSCE, Inc. from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at June 30, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

Changes in Internal Controls

        There have been no changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for the period from October 1, 1993 through March 31, 1995. Under the provisions of the applicable statutes, any award of actual damages could be trebled. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes. The defendants' appeal of the class certification rulings has been denied. In June 2003, ten complaints were filed in various federal district courts on behalf of numerous purported class members that have opted out of the certified plaintiff classes. We continue to vigorously defend these cases.

        In May 2003, we received a Violation Notice from the Illinois Environmental Protection Agency (IEPA) alleging that our flexible packaging facility in Schaumburg, Illinois violated various provisions of the Illinois Environmental Protection Act and various conditions of the applicable Clean Air Act permit issued to the facility. In June 2003, we received a Notice of Violation and Finding of Violation from the United States Environmental Protection Agency (EPA) containing similar allegations. The allegations primarily relate to the alleged failure of two afterburner systems designed to capture and reduce certain emissions from printing presses below required levels and the potential impact of such failure on past and future regulatory standards, permitting requirements, emission credit requirements, recordkeeping and reporting. We discovered and corrected a problem with one of the systems and are in the process of modifying certain components of the second system to ensure that it operates as designed and to reduce the potential for any future failure. We intend to respond to the IEPA Violation Notice and the EPA Notice of Violation and Finding of Violation and to attempt to reach an acceptable resolution with IEPA and EPA; however, at this time we are unable to predict with certainty the ultimate outcome or cost of this matter.

ITEM 2.    CHANGES IN SECURITIES

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:
10.1
Amendment No. 1, dated as of June 30, 2003, to the Third Amended and Restated Credit Agreement, dated as of September 26, 2002, among Jefferson Smurfit Corporation (U.S.), Smurfit-Stone Container Corporation, JSCE, Inc., the Lenders, the Managing Agents, the Fronting Banks, JPMorgan Chase Bank, as Senior Managing Agent, Administrative Agent, Collateral Agent and Swingline Lender and Deutsche Bank Trust Company Americas, as Senior Managing Agent (incorporated by reference to Exhibit 10.4(b) to JSCE, Inc.'s Registration Statement on Form S-4 (File No. 333-106042)).
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)
Reports on Form 8-K:

        Form 8-K dated May 16, 2003 was filed with the Securities and Exchange Commission in connection with the announcement that Jefferson Smurfit Corporation (U.S.) had entered into an agreement to sell $300 million of 7.5% Senior Notes due 2013.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JSCE, INC. (Registrant)
Date: August 12, 2003	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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