Form 10-Q
period 2003-09-30
JSCE INC
filed 2003-11-14
CIK 727742

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For Quarter Ended September 30, 2003
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of September 30, 2003, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JSCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In millions)
	2003	2002	2003	2002
Net sales	$928	$914	$2,757	$2,532
Costs and expenses
Cost of goods sold	818	801	2,431	2,191
Selling and administrative expenses	112	72	275	208
Restructuring charges		3	4	4
Loss (gain) on sale of assets	1		2	(1)

Income (loss) from operations	(3)	38	45	130
Other income (expense)
Interest income from SSCC	20	19	60	54
Interest expense	(27)	(22)	(77)	(69)
Loss on early extinguishment of debt		(19)	(2)	(19)
Other, net	1		2	1

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(9)	16	28	97
Benefit (provision) for income taxes	7	(8)	(5)	(40)

Income (loss) from continuing operations before cumulative effect of accounting change	(2)	8	23	57
Discontinued operations
Income (loss) from discontinued operations net of income tax provisions of $1 and $3 for the three and nine months ended September 30, 2002		2		5
Gain on disposition of discontinued operations, net of income taxes of $17		22		22

Income (loss) before cumulative effect of accounting change	(2)	32	23	84
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $2			(3)

Net income (loss)	$(2)	$32	$20	$84

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11	$5
Receivables, less allowances of $9 in 2003 and $11 in 2002	352	327
Refundable income taxes	3
Inventories
Work-in-process and finished goods	96	93
Materials and supplies	126	127

	222	220
Deferred income taxes	4	4
Prepaid expenses and other current assets	10	10

Total current assets	602	566
Net property, plant and equipment	1,399	1,445
Timberland, less timber depletion	2	32
Goodwill	187	172
Notes receivable from SSCC	585	561
Other assets	137	142

	$2,912	$2,918

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Current maturities of long-term debt	$6	$37
Accounts payable	238	252
Accrued compensation and payroll taxes	81	89
Interest payable	40	20
Income taxes payable		42
Other current liabilities	86	61

Total current liabilities	451	501
Long-term debt, less current maturities	1,618	1,564
Other long-term liabilities	505	524
Deferred income taxes	420	424
Stockholder's deficit
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	1,130	1,129
Retained earnings (deficit)	(996)	(1,010)
Accumulated other comprehensive income (loss)	(216)	(214)

Total stockholder's equity (deficit)	(82)	(95)

	$2,912	$2,918

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, (In millions)	2003	2002
Cash flows from operating activities
Net income	$20	$84
Adjustments to reconcile net income to net cash provided by operating activities
Gain on disposition of discontinued operations		(39)
Loss on early extinguishment of debt	2	19
Cumulative effect of accounting change for asset retirement obligations	5
Depreciation, depletion and amortization	101	89
Amortization of deferred debt issuance costs	3	2
Deferred income taxes	(4)	56
Pension and post-retirement benefits	(41)	6
Non-cash interest income from SSCC	(60)	(54)
Change in current assets and liabilities, net of effects from acquisitions and dispositions
Accounts receivable	(8)	(35)
Inventories	4	(22)
Prepaid expenses and other current assets	(1)	(4)
Accounts payable and accrued liabilities	2	27
Interest payable	20	(13)
Income taxes	(43)
Other, net	20	6

Net cash provided by operating activities	20	122

Cash flows from investing activities
Expenditures for property, plant and equipment	(72)	(61)
Payment on acquisition	(26)	(350)
Proceeds from property and timberland disposals and sale of businesses	43	80
Notes receivable from SSCC	28	5

Net cash used for investing activities	(27)	(326)

Cash flows from financing activities
Proceeds from long-term debt	300	700
Net borrowings (repayments) under the accounts receivable securitization program	(16)	13
Net repayments of debt	(262)	(465)
Deferred debt issuance costs	(3)	(13)
Debt repurchase premiums paid		(18)
Dividends paid	(6)	(6)

Net cash provided by financing activities	13	211

Increase in cash and cash equivalents	6	7
Cash and cash equivalents
Beginning of period	5	11

End of period	$11	$18

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

3.     Stock-Based Compensation

        In the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. The Company selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The Company recorded an immaterial amount of expense in the three and nine month periods ended September 30, 2003.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(2)	$32	$20	$84
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)	(3)	(3)

Pro forma net income (loss)	$(3)	$31	$17	$81

4.     Discontinued Operations

        On September 30, 2002, the Company sold the industrial packaging division included in the Consumer Packaging segment to a third party for approximately $80 million and retained $12 million of accounts receivable. The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million. The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills. Net sales for these operations were $96 million for the nine months ended September 30, 2002. These facilities employed approximately 850 hourly and salaried employees. The results of operations from the industrial packaging division have been reclassified as discontinued operations for all periods presented.

5.     Asset Retirement Obligation

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

6.     Acquisitions

        On May 31, 2003, the Company acquired the operations of Arko Paper Products Co., Inc., a folding carton producer. The acquisition was accounted for as a purchase business combination and, accordingly, the acquired assets and liabilities are included in the September 30, 2003 consolidated balance sheet and the related results of operations have been included in the consolidated statement of operations after May 31, 2003. The purchase price of $30 million has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when long-lived asset valuations are finalized. The preliminary allocation has resulted in goodwill of $15 million, which has been allocated to the Consumer Packaging segment.

        On September 30, 2002, the Company acquired a corrugating medium mill and related assets from MeadWestvaco Corporation for $350 million and an additional $25 million in connection with certain financing arrangements. The purchase price allocation was completed during the first quarter of 2003 and the Company did not record any goodwill related to this transaction.

7.     Restructuring and Exit Liabilities

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS No. 146 effective January 1, 2003.

        The Company recorded restructuring charges of an immaterial amount and $4 million in the three and nine months ended September 30, 2003, respectively, related to the closure of two converting facilities. No significant additional charges related to these shutdown facilities are expected. The assets of these operations were adjusted to the estimated fair value less cost to sell resulting in an immaterial non-cash write down. These shutdowns resulted in approximately 220 employees being terminated. The net sales and operating loss of these facilities in 2003 prior to closure were $7 million and $1 million, respectively. The net sales and operating losses of these facilities for the year ended December 31, 2002 were $43 million and $3 million, respectively. The Company had $1 million and $2 million of cash disbursements related to these charges for the three and nine months ended September 30, 2003, respectively.

        At December 31, 2002, the Company had $25 million of exit liabilities related to the restructuring of operations. The Company had $1 million and $6 million of cash disbursements related to these exit liabilities for the three and nine months ended September 30, 2003, respectively.

8.     Long-Term Debt

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

        On June 30, 2003, the Company obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of June 30, 2003 and for future periods through December 31, 2004.

9.     Guarantees

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

        The Company has certain wood chip processing contracts, entered into prior to January 1, 2003, extending through 2010 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At September 30, 2003, the maximum potential amount of future payments related to these guarantees is approximately $25 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

10.   Derivative Instruments and Hedging Activities

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

Commodity Futures Contracts

        The Company uses exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix or cap the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. The Company is hedging its exposure to the variability in future cash flows associated with natural gas with contracts typically having maturities of one year or less. For the three and nine months ended September 30, 2003, the Company reclassified an immaterial amount and a $2 million gain, net of tax, respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's contracts at September 30, 2003 is an immaterial amount included in other current liabilities. At September 30, 2003, the Company recorded a $1 million loss in cost of goods sold on commodity contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

        For the three and nine months ended September 30, 2003, the Company recorded an immaterial amount in cost of goods sold on settled commodity futures contracts related to the ineffective portion of hedges and contracts not qualifying as hedges.

        The cumulative deferred hedge is immaterial at September 30, 2003.

11.   Income Taxes

        In the second quarter of 2003, the Company recorded an income tax benefit of $6 million related to the resolution of certain prior year tax matters.

        The Internal Revenue Service is currently examining the years 1999 through 2001. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or the results of operations. The Company has settled the examination for the years 1995 through 1998, resulting in tax and interest of $50 million paid in the third quarter of 2003. Adequate reserves were available to cover the payment.

12.   Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(2)	$32	$20	$84
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments	(1)			1
Net loss (gain) reclassified into earnings			(2)	3

Comprehensive income (loss)	$(3)	$32	$18	$88

13.   Business Segment Information

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

Three months ended September 30,	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other		Total
2003
Revenues from external customers	$553	$265	$110	$		$928
Intersegment revenues	14		29			43
Segment profit (loss)	27	13	5		(54)	(9)
2002
Revenues from external customers	$480	$268	$163		$3	$914
Intersegment revenues	13		29			42
Segment profit (loss)	26	19	8		(37)	16

Nine months ended September 30,
2003
Revenues from external customers	$1,647	$775	$335	$		$2,757
Intersegment revenues	36		86			122
Segment profit (loss)	71	36	16		(95)	28
2002
Revenues from external customers	$1,396	$767	$359		$10	$2,532
Intersegment revenues	35		68			103
Segment profit (loss)	83	59	15		(60)	97

14.   Contingencies

        On November 10, 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company which are based on allegations of a conspiracy among containerboard manufacturers in 1993-95. The Company will make a settlement payment of $36 million, with one-half of such amount to be paid in December 2003 and the remainder in January 2005. The settlement is subject to court approval following the usual notice and hearing process. All of the other defendants previously entered into agreements to settle these cases, so consequently the settlement will effectively resolve the class actions; however, all of the defendants in the class actions continue to be defendants in a number of unresolved lawsuits brought on behalf of parties that have opted out of the class actions to seek their own recovery. The Company recorded a pretax charge of $39 million in the third quarter of 2003 to accrue for the settlement and the estimated liability of the opt-out cases.

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

15.   Subsequent Event

        On October 23, 2003, SSCC announced its plan to rationalize operations and further reduce costs in its containerboard mill, boxboard mill and packaging operations in response to market conditions. The Company plans to permanently close one of two paper machines at its Philadelphia, Pennsylvania, coated recycled boxboard mill and continue to reduce the cost and asset base of its corrugated containers and consumer packaging operations over the next 18 months, including the potential consolidation of some facilities. The rationalization will result in an overall work force reduction in SSCC's subsidiaries of approximately 1,400 employees over the next 18 months. The Company expects to take a pretax charge of approximately $12 million in the fourth quarter as a result of the rationalizations and cost cutting activities during this period, approximately $7 million of which is a non-cash charge primarily related to the write down of fixed assets at Philadelphia. The charges are estimates that will be finalized during the fourth quarter.

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

RESULTS OF OPERATIONS

Recent Developments

Litigation and Related Matters

        On November 10, 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against them, Stone Container Corporation and Jefferson Smurfit Corporation (U.S.), which are based on allegations of a conspiracy among containerboard manufacturers in 1993-95. Jefferson Smurfit Corporation (U.S.) will make a settlement payment of $36 million, with one-half of such amount to be paid in December 2003 and the remainder in January 2005. The settlement is subject to court approval following the usual notice and hearing process. All of the other defendants previously entered into agreements to settle these cases, so consequently the settlement will effectively resolve the class actions; however, all of the defendants in the class actions continue to be defendants in a number of unresolved lawsuits brought on behalf of parties that have opted out of the class actions to seek their own recovery. See Part II—Other Information, Item 1, Legal Proceedings.

        Jefferson Smurfit Corporation (U.S.) recorded a pretax charge of $39 million in the third quarter of 2003 to accrue for the settlement and the estimated liability of the opt-out cases.

Rationalizations and Cost Cutting Activities

        Smurfit-Stone recently announced plans to rationalize operations and further reduce costs in its containerboard mill, boxboard mill and packaging operations. This action is in response to lower demand for packaging in the U.S., as manufacturing is being shifted overseas. The following are among the actions planned, as they apply to Jefferson Smurfit (U.S.):

  •
  permanently close one of two paper machines at our Philadelphia, Pennsylvania, coated recycled boxboard mill; and

  •
  continue to reduce the cost and asset base of our corrugated container and consumer packaging operations over the next 18 months, including the potential consolidation of some facilities.

        The rationalization process will result in an overall workforce reduction in Smurfit-Stone's subsidiaries of approximately 1,400 employees over the next 18 months. Jefferson Smurfit (U.S.)'s annual production capacity of boxboard will be reduced by about 70,000 tons (approximately 12%). Jefferson Smurfit (U.S.) expects to realize annual savings of approximately $40 million as a result of these actions.

        We expect to take a pretax charge of approximately $12 million in the fourth quarter as a result of the rationalizations and cost cutting activities during this period, the majority of which is a non-cash charge related to the write-down of fixed assets at Philadelphia. We will continue to evaluate system-wide packaging requirements on an ongoing basis.

General

        Growth in the manufacturing sector of the U.S. economy in the third quarter continued to be slow, resulting in sluggish demand for containerboard and corrugated containers. Demand for corrugated packaging showed signs of improvement by the middle of September. Corrugated container prices remained relatively stable and demand for consumer packaging showed a slight seasonal strengthening during the third quarter. We do not expect to see any significant price improvement for containerboard and corrugated containers until there is a meaningful improvement in business activity.

Acquisition

        On May 31, 2003, Jefferson Smurfit (U.S.) acquired the operations of Arko Paper Products Co., Inc., a folding carton producer (the Arko Acquisition). The acquisition was accounted for as a purchase business combination and, accordingly, the acquired assets and liabilities are included in the September 30, 2003 balance sheet and the results of operations are included in the consolidated statement of operations after May 31, 2003. The purchase price of $30 million has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when long-lived asset valuations are finalized. The preliminary allocation has resulted in goodwill of $15 million, which has been allocated to the Consumer Packaging segment.

Third Quarter 2003 Compared to Third Quarter 2002

	Three months ended September 30,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$553	$27	$480	$26
Consumer packaging	265	13	268	19
Reclamation	110	5	163	8
Other operations			3

Total operations	$928	45	$914	53

Restructuring charges				(3)
Loss on sale of assets		(1)
Interest income from Smurfit-Stone		20		19
Interest expense		(27)		(22)
Loss on early extinguishment of debt				(19)
Corporate expenses and other		(46)		(12)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change		$(9)		$16

        Compared to last year, our third quarter results declined due primarily to the litigation charge of $39 million, lower prices on open market containerboard sales, higher energy and employee benefits costs. The increases in cost compared to last year were partially offset by the operating results of our Stevenson, Alabama containerboard mill and related corrugated container assets, which were acquired on September 30, 2002 (the Stevenson Mill Acquisition) and a lower loss on early extinguishment of debt.

        Consolidated net sales of $928 million in 2003 were 2% higher compared to 2002 due primarily to the Stevenson Mill Acquisition partially offset by lower prices for reclaimed fiber and plant closures. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$(7)	$(7)	$(41)	$		$(55)
Sales volume, including acquisitions	86	8	(12)			82
Closed or sold facilities	(6)	(4)			(3)	(13)

Total	$73	$(3)	$(53)		$(3)	$14

        Cost of goods sold increased in 2003 due primarily to the Stevenson Mill Acquisition and the higher costs of energy ($6 million) and employee benefits. Cost of goods sold as a percent of net sales in 2003 was 88%, comparable to 2002.

        Selling and administrative expenses increased in 2003 due primarily to the litigation charge.

        Interest expense increased $5 million due to the impact of $4 million from higher average borrowings and $1 million due to higher overall average interest rates. The overall average effective interest rate in 2003 was higher than 2002 by approximately 15 basis points. Interest income for 2003 included $20 million of accrued interest on our intercompany notes receivable from Smurfit-Stone, an increase of $1 million compared to 2002.

        Provision for income taxes in the third quarter of 2003 differed from the statutory U.S. federal income tax rate due primarily to state income taxes and the effects of other permanent differences.

Containerboard and Corrugated Containers Segment

        Net sales increased by 15% due primarily to the Stevenson Mill Acquisition. Corrugated container prices were flat compared to last year while open market containerboard prices were lower by 7%. The sales price of solid bleached sulfate (SBS) increased by 1%.

        Production of containerboard increased by 58% due primarily to the Stevenson Mill Acquisition. During the third quarter of 2003, our containerboard mills operated at an average rate of 88.6% of capacity. Shipments of corrugated containers increased 5% due to the Stevenson Mill Acquisition. Wet weather conditions in the Southeastern U.S. hampered our ability to source wood fiber, resulting in lower production at our SBS mill in that region. Production of SBS was 13% lower compared to last year.

        Profits increased by $1 million due primarily to the Stevenson Mill Acquisition. Profits were unfavorably impacted by lower prices on open market board sales, higher costs, including energy ($3 million) and employee benefits.

Consumer Packaging Segment

        Net sales declined by approximately 1% due to the closure of a folding carton operation and lower pricing and product mix. The declines were partially offset by the Arko Acquisition. Shipments of folding cartons declined by 2% and coated recycled boxboard production was lower by 3%. Folding carton sales prices were 3% lower in 2003, while coated recycled boxboard sales prices were comparable to last year. We announced a $40 per ton price increase for coated recycled boxboard effective April 2, 2003 and began implementing price increases on recycled boxboard and folding cartons in the third quarter.

        Profits decreased by $6 million due principally to lower sales prices and product mix and higher costs for energy ($1 million) and employee benefits.

Reclamation Segment

        Net sales in 2003 decreased by 33% compared to 2002 due primarily to lower sales prices. The price of old corrugated containers (OCC) decreased by approximately $35 per ton. Total tons of fiber reclaimed and brokered decreased 3% compared to last year. Profits decreased $3 million due primarily to the lower reclaimed fiber prices and lower sales volume.

Nine Months 2003 Compared to Nine Months 2002

	Nine months ended September 30,
	2003		2002
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,647	$71	$1,396	$83
Consumer packaging	775	36	767	59
Reclamation	335	16	359	15
Other operations			10	1

Total operations	$2,757	123	$2,532	158

Restructuring charges		(4)		(4)
Gain (loss) on sale of assets		(2)		1
Interest income from Smurfit-Stone		60		54
Interest expense		(77)		(69)
Loss on early extinguishment of debt		(2)		(19)
Corporate expenses and other		(70)		(24)

Income from continuing operations before income taxes and cumulative effect of accounting change		$28		$97

        The decline in our results compared to last year was due primarily to the litigation charges of $44 million and higher costs of energy, fiber and employee benefits. The increases in cost were partially offset by the Stevenson Mill Acquisition and a lower loss on early extinguishment of debt.

        Consolidated net sales of $2,757 million in 2003 were 9% higher compared to 2002 due primarily to the Stevenson Mill Acquisition. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$(1)	$(15)	$(5)	$		$(21)
Sales volume, including acquisitions	262	31	(19)			274
Closed or sold facilities	(10)	(8)			(10)	(28)

Total	$251	$8	$(24)		$(10)	$225

        Cost of goods sold increased in 2003 due primarily to the Stevenson Mill Acquisition and the higher costs of energy ($21 million) and employee benefits. Cost of goods sold as a percent of net sales in 2003 was 88%, compared to 87% in 2002 due primarily to the higher cost of energy and lower sales prices.

        Selling and administrative expenses increased in 2003 due primarily to the litigation charges, acquisitions and higher employee benefits cost. Selling and administrative expense as a percent of net sales increased from 8% in 2002 to 10% in 2003 due primarily to the litigation charges and employee benefits.

        Interest expense increased $8 million due to the impact of $11 million from higher average borrowings, offset by $3 million due to lower overall average interest rates. The overall average effective interest rate in 2003 was lower than 2002 by approximately 25 basis points. Interest income for 2003 included $60 million of accrued interest on our intercompany notes receivable from Smurfit-Stone, an increase of $6 million compared to 2002.

        A loss on early extinguishment of debt of $2 million was recorded in 2003 for the write-off of deferred debt issuance cost attributable to the prepayment of Jefferson Smurfit (U.S.) term loans.

        Annualized synergy savings from the Stevenson Mill Acquisition achieved in the nine months ended September 30, 2003, including administrative cost reductions, system optimization and purchasing savings, exceeded our targeted annual savings of $40 million.

        Provision for income taxes in 2003 included a $6 million benefit related to the resolution of certain prior year tax matters. The provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes and cumulative effect of accounting change primarily due to this benefit, state income taxes and the effects of other permanent differences.

Containerboard and Corrugated Containers Segment

        Net sales increased by 18% due primarily to the Stevenson Mill Acquisition. Corrugated container sales prices increased by 1% while open market containerboard prices were lower by 5%. SBS sales prices were comparable to last year.

        Production of containerboard increased by 55% due primarily to the Stevenson Mill Acquisition. During the first nine months of 2003, our containerboard mills operated at an average rate of 87.2% of capacity. Shipments of corrugated containers increased 8% due primarily to the Stevenson Mill Acquisition. Production of SBS was lower by 1% compared to last year.

        Profits decreased by $12 million due primarily to higher costs, including energy ($11 million) and employee benefits. Profits were favorably impacted by the Stevenson Mill Acquisition.

Consumer Packaging Segment

        Net sales increased by 1%. Sales volumes for folding cartons and flexible packaging were higher, but were partially offset by lower pricing and the closure of a folding carton operation. Folding carton shipments increased 2% and coated recycled boxboard production increased approximately 1%. Folding carton shipments were higher due in part to the Arko Acquisition.

        Profits decreased by $23 million due principally to lower prices and product mix and higher costs for energy ($7 million) and employee benefits.

Reclamation Segment

        Net sales in 2003 decreased by 7%. The average price of OCC decreased approximately $5 per ton compared to last year. Total tons of fiber reclaimed and brokered was comparable to last year. Profits of the reclamation operations increased $1 million compared to last year.

Statistical Data

	Three months ended September 30,		Nine months ended September 30,
(In thousands of tons, except as noted)
	2003	2002	2003	2002
Mill production:
Containerboard	524	332	1,530	989
Solid bleached sulfate	42	48	137	138
Coated recycled boxboard	148	152	441	438
Corrugated containers sold (billion sq. ft.)	7.7	7.3	22.7	21.0
Folding cartons sold	131	133	388	380
Fiber reclaimed and brokered	1,618	1,675	4,951	4,945

RESTRUCTURING CHARGES AND EXIT LIABILITIES

        We expect to take a pretax charge of approximately $12 million in the fourth quarter as a result of the rationalizations and cost cutting activities recently announced. See Results of Operations, Recent Developments.

        In the nine months ended September 30, 2003, we recorded restructuring charges of $4 million related to rationalization and cost reduction plans, including the closure of two converting facilities. No significant additional charges are expected for these closures. The assets of these closed operations were adjusted to the estimated fair value less cost to sell resulting in an immaterial non-cash write down. The restructuring charges are primarily for severance costs, which will be paid in 2003. We had $2 million of cash disbursements related to these charges for the nine months ended September 30, 2003. These shutdowns resulted in approximately 220 employees being terminated.

        As of December 31, 2002, we had $25 million of exit liabilities related to the Smurfit-Stone merger, the Stevenson Mill Acquisition and other restructuring activities. During the nine months ended September 30, 2003, we incurred cash expenditures of approximately $6 million for these exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

LIQUIDITY AND CAPITAL RESOURCES

General

        For the nine months ended September 30, 2003, proceeds from long-term debt of $300 million, proceeds from property and timberland disposals of $43 million, proceeds from notes receivable from Smurfit-Stone of $28 million and cash from operating activities of $20 million were used to fund net debt payments of $278 million, expenditures for property, plant and equipment and acquisition of $98 million, dividends to Smurfit-Stone of $6 million and deferred debt issuance cost of $3 million.

        In May 2003, Jefferson Smurfit (U.S.) sold approximately 81,000 acres of timberland located in Alabama and Tennessee and a hardwood sawmill, acquired as part of the Stevenson Mill Acquisition, to a third party for $38.5 million. The proceeds were used for general corporate purposes.

        We expect internally generated cash flows, available borrowing capacity under the Jefferson Smurfit (U.S.) revolving credit facility and future financing activities will be sufficient for the next several years to meet our obligations, including debt service, pension funding, the antitrust settlement, severance costs and other rationalization expenditures, dividends to Smurfit-Stone, expenditures related to environmental compliance and other capital expenditures. Scheduled debt payments for the remainder of 2003 and for 2004 total $4 million and $174 million, respectively, with varying amounts thereafter. We are exploring a number of options to repay or refinance our 2004 debt maturities. We have historically had good access to the capital markets and expect to be able to repay or refinance these debt maturities before their maturity dates. Although we believe we will have access to the capital markets in the future, these markets are volatile and we cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such event, we would explore additional options, including, but not limited to, the sale or monetization of assets.

        We intend to hold capital expenditures for 2003 significantly below our anticipated annual depreciation level of $135 million. As of September 30, 2003, we had authorized commitments for capital expenditures of $44 million, including $4 million for environmental projects, $9 million to maintain competitiveness and $31 million for upgrades, modernization and expansion.

        We expect to use any excess cash flows provided by operations to make further debt reductions. As of September 30, 2003, Jefferson Smurfit (U.S.) had $240 million of unused borrowing capacity under its revolving credit facility and $83 million of unused borrowing capacity under the $255 million accounts receivable securitization program, subject to Jefferson Smurfit (U.S.)'s level of eligible accounts receivable.

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

        On June 30, 2003, Jefferson Smurfit (U.S.) obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of June 30, 2003 and for future periods through December 31, 2004.

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

Pension Obligations

        As discussed in our 2002 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $425 million as of December 31, 2002. For the nine months ended September 30, 2003, we contributed $70 million to the pension plans and do not expect any additional contributions in the fourth quarter of 2003. Contributions to our plans in 2004 are expected to be significant, but will be dependent upon future changes in discount rates, the earnings performance of plan assets and the outcome of proposed pension reform legislation. A decrease in the discount rate of 0.25% would increase our pension obligations by approximately $21 million.

NEW ACCOUNTING STANDARD FOR STOCK-BASED COMPENSATION ADOPTED

        In the second quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. We selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. We recorded an immaterial amount of expense in the three and nine month periods ended September 30, 2003, representing a pro rata portion of all employee awards granted, modified or settled after January 1, 2003.

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

Commodity Price Risk

        We periodically enter into exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of September 30, 2003, we had futures contracts to hedge approximately 30% of our expected natural gas requirements for the month of October 2003 and approximately 60% to 70% for the months of November 2003 through March 2004. Our objective is to fix or cap the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The changes in energy cost discussed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations above include the impact of the natural gas futures contracts. See Note 10 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect JSCE, Inc. from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at September 30, 2003.

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

Changes in Internal Controls

        We are in the process of implementing a new company-wide financial system. As a result, we have updated our internal controls as necessary to accommodate the modifications to our business processes and accounting procedures. There have not been any other significant changes in our internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints have been amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits seek an unspecified amount of damages arising out of the sale of corrugated products for a period during 1993-95. The complaints have been transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which has certified two plaintiff classes.

        On November 10, 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against them, Stone Container Corporation and Jefferson Smurfit Corporation (U.S.), which are based on allegations of a conspiracy among containerboard manufacturers in 1993-95. Jefferson Smurfit Corporation (U.S.) will make a settlement payment of $36 million, with one-half of such amount to be paid in December 2003 and the remainder in January 2005. The settlement is subject to court approval following the usual notice and hearing process. All of the other defendants previously entered into agreements to settle these cases, so consequently the settlement will effectively resolve the class actions; however, all of the defendants in the class actions continue to be defendants in a number of unresolved lawsuits brought on behalf of parties that have opted out of the class actions to seek their own recovery. All of the opt-out cases have been transferred to the same United States District Court for the Eastern District of Pennsylvania for pretrial proceedings. We continue to vigorously defend these opt-out cases.

        In May 2003, we received a Violation Notice from the Illinois Environmental Protection Agency (IEPA) alleging that our flexible packaging facility in Schaumburg, Illinois violated various provisions of the Illinois Environmental Protection Act and various conditions of the applicable Clean Air Act permit issued to the facility. In June 2003, we received a Notice of Violation and Finding of Violation from the United States Environmental Protection Agency (EPA) containing similar allegations. The allegations primarily relate to the alleged failure of two afterburner systems designed to capture and reduce certain emissions from printing presses below required levels and the potential impact of such failure on past and future regulatory standards, permitting requirements, emission credit requirements, recordkeeping and reporting. We discovered and corrected a problem with one of the systems and subsequently replaced certain components of the second system to ensure that it operates as designed and to reduce the potential for any future failure. We responded to the IEPA Violation Notice and the EPA Notice of Violation and Finding of Violation and are attempting to reach an acceptable resolution with IEPA and EPA. Based on discussions to date with the two agencies, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

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

        None.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JSCE, Inc. (Registrant)
Date: November 14, 2003	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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