Form 10-K
period 2003-12-31
JSCE INC
filed 2004-03-03
CIK 727742

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
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

        As of February 27, 2004, none of the registrant's voting stock was held by non-affiliates.

        The number of shares outstanding of the registrant's common stock as of February 27, 2004: 1,000

DOCUMENTS INCORPORATED BY REFERENCE: None

        The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted thereby.

JSCE, INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2003

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

  •
  access to capital markets;

  •
  assumptions related to pension and other postretirement costs;

  •
  fluctuations in energy cost;

  •
  fluctuations in wood fiber and reclaimed fiber cost; and

  •
  obtaining required consents or waivers of creditors in the event we are unable to satisfy covenants in our debt instruments.

        Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur or, if any of them do so, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

PART I

ITEM 1.    BUSINESS

        Unless the context otherwise requires, "we," "us," "our," "Company" or "JSCE" refers to the business of JSCE, Inc. and its subsidiaries.

GENERAL

        JSCE, Inc., a Delaware corporation, is an integrated producer of containerboard, corrugated containers and other packaging products. We conduct our business operations through our wholly-owned subsidiary Jefferson Smurfit Corporation (U.S.), a Delaware corporation (Jefferson Smurfit (U.S.) or JSC (U.S.)). Jefferson Smurfit (U.S.) has extensive operations located primarily in the United States. For the year ended December 31, 2003, our net sales were $3,651 million and net income was $17 million.

        JSCE, Inc. is a wholly-owned subsidiary of Smurfit-Stone Container Corporation, a Delaware corporation. Smurfit-Stone is a holding company with no business operations of its own. Smurfit-Stone conducts its business operations through two wholly-owned subsidiaries: JSCE and Stone Container Corporation, a Delaware corporation.

FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS

        We have three reportable segments: 1) Containerboard and Corrugated Containers, 2) Consumer Packaging and 3) Reclamation. For financial information relating to our segments, including our net sales to external customers by country of origin, see the information set forth in Note 20 of the Notes to Consolidated Financial Statements.

PRODUCTS

CONTAINERBOARD AND CORRUGATED CONTAINERS SEGMENT

        The Containerboard and Corrugated Containers segment includes five paper mills, 49 container plants and one wood products plant located in the United States, one container plant located in Mexico and one container plant located in Puerto Rico. The primary products of our Containerboard and Corrugated Containers segment include:

  •
  corrugated containers;

  •
  containerboard; and

  •
  solid bleached sulfate.

        We produce a full range of high quality corrugated containers designed to protect, ship, store and display products made to our customers' merchandising and distribution specifications. Corrugated containers are sold to a broad range of manufacturers of consumer goods. Corrugated containers are used to ship such diverse products as home appliances, electric motors, small machinery, grocery products, produce, computers, books, furniture and many other products. We provide customers with innovative packaging solutions to advertise and sell their products. In addition, we manufacture and sell a variety of retail ready, point of purchase displays and a full line of specialty products, including pizza boxes, corrugated clamshells for the food industry, Cordeck® recyclable pallets and custom die-cut boxes to display packaged merchandise on the sales floor. Our container plants serve local customers and large national accounts. Net sales of corrugated containers for 2003, 2002 and 2001 represent 41%, 41% and 42%, respectively, of the Company's total net sales.

        Our containerboard mills produce a full line of containerboard, which is used primarily in the production of corrugated packaging. In 2003, we produced 770,000 tons of unbleached kraft linerboard, 305,000 tons of white top linerboard and 972,000 tons of medium. Our containerboard mills and corrugated container operations are highly integrated, with the majority of our containerboard used internally by our corrugated container operations or by Stone Container's corrugated container operations. In 2003, our container plants consumed 1,929,000 tons of containerboard, representing an integration level of approximately 83%. Net sales of containerboard for 2003, 2002 and 2001 represent 15%, 12% and 10%, respectively, of the Company's total net sales.

        Our paper mills also produce solid bleached sulfate (SBS), specializing in high-quality grades of SBS, which are designed to meet the demanding print requirements of folding carton and carded packaging customers in the food, pharmaceutical, cosmetics and other niche markets. A portion of our SBS is consumed internally by our folding carton plants.

        Production for our paper mills and sales volume for our corrugated container facilities for the last three years were:

	2003	2002	2001
Tons produced (in thousands)
Containerboard	2,047	1,504	1,334
Solid bleached sulfate	180	179	187
Corrugated containers sold (in billion sq. ft.)	30.4	28.6	27.1

CONSUMER PACKAGING SEGMENT

        The Consumer Packaging segment includes four paper mills, 18 folding carton plants and 13 other converting plants. Our Consumer Packaging operations are located in the United States. The primary products of our Consumer Packaging segment include:

  •
  folding cartons;

  •
  coated recycled boxboard;

  •
  laminated products; and

  •
  paper, foil and heat transfer labels.

        Folding cartons are used primarily to protect customers' products, while providing point of purchase advertising. We produce a full range of carton styles appropriate to nearly all carton end uses. The folding carton plants offer extensive converting capabilities, including sheet and web lithographic, rotogravure and flexographic printing and laminating. In addition, we provide Lithoflute™ packaging for a number of applications. The folding carton plants also provide a full line of structural and graphic design services tailored to specific technical requirements, as well as photography for packaging, sales promotion concepts and point of purchase displays. Converting capabilities include gluing, tray forming, windowing, waxing and laminating, plus other specialties. Our customer base is made up primarily of producers of packaged foods, beverages, fast food, detergents, paper, pharmaceuticals and cosmetics. Our customers range from local accounts to large national accounts. Net sales of folding cartons for 2003, 2002 and 2001 represent 20%, 21% and 23%, respectively, of the Company's total net sales.

        Our coated recycled boxboard mills produce a broad range of recycled grades, including clay-coated newsback, kraftback and whiteback, as well as waxable and laminated grades. Our coated boxboard mills and folding carton operations are highly integrated, with the majority of our coated boxboard used internally by our folding carton operations. In 2003, our folding carton plants consumed 356,000 tons of recycled boxboard, representing an integration level of approximately 62%.

        Production for our coated recycled boxboard mills and sales volume for the folding carton facilities for the last three years were:

	2003	2002	2001
Tons in thousands
Coated recycled boxboard produced	577	582	569
Folding cartons sold	514	504	523

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

RECLAMATION SEGMENT

        Our reclamation operations procure fiber resources for Smurfit-Stone's paper mills as well as for other producers. We operate 23 reclamation facilities in the United States that collect, sort, grade and bale recovered paper. We also collect aluminum and glass for resale to manufacturers of these products. In addition, we operate a nationwide brokerage system whereby we purchase and resell recovered paper to Smurfit-Stone's recycled paper mills and other producers on a regional and national contract basis. Brokerage contracts provide bulk purchasing, often resulting in lower prices and cleaner recovered paper. Many of our reclamation facilities are located close to Smurfit-Stone's recycled paper mills, ensuring availability of supply with minimal shipping costs. Domestic tons of fiber reclaimed and brokered for 2003, 2002 and 2001 were 6,549,000, 6,582,000 and 6,714,000, respectively. In 2003, our paper mills consumed 1,239,000 tons of fiber reclaimed and brokered, representing an integration level of approximately 19%. Net sales of reclaimed fiber for 2003, 2002 and 2001 represent 12%, 14% and 11%, respectively, of the Company's total net sales.

RAW MATERIALS

        Wood fiber and reclaimed fiber are the principal raw materials used in the manufacture of our paper products. We satisfy the majority of our need for wood fiber through purchases on the open market or under supply agreements. We satisfy essentially all of our need for reclaimed fiber through our reclamation operations and nationwide brokerage system.

        Wood fiber and reclaimed fiber are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. Adverse weather, conservation regulations and the shutdown of a number of sawmills have caused, and will likely continue to cause, a decrease in the supply of wood fiber and higher wood fiber costs in some of the regions in which we procure wood fiber. Fluctuations in supply and demand for reclaimed fiber have occasionally caused tight supplies of reclaimed fiber. At those times, we have experienced an increase in the cost of such fiber.

MARKETING

        Our marketing strategy is to sell a broad range of paper-based packaging products to manufacturers of industrial and consumer products. We seek to meet the quality and service needs of the customers of our converting plants at the most efficient cost, while balancing those needs against the demands of our open market paperboard customers. Our converting plants focus on supplying both specialized packaging with high value graphics that enhance a product's market appeal and high-volume commodity products.

        We serve a broad customer base for each of our industry segments. As a result, we serve thousands of accounts from our plants. Each plant has its own sales force and many have product design engineers and other service professionals who are in close contact with customers to respond to their specific needs. We complement our local plants' marketing and service capabilities with regional and national design and service capabilities, as well as national sales offices for customers who purchase through a centralized purchasing office. National account business may be allocated to more than one plant due to production capacity, logistics and equipment requirements. Marketing of containerboard to third parties is centralized in Smurfit-Stone's board sales group, which sells approximately three million tons of pulp and paperboard annually.

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

EMPLOYEES

        We had approximately 13,100 employees at December 31, 2003, of which approximately 12,900 were employees of U.S. operations. Approximately 7,800 (60%) of our U.S. employees are represented by collective bargaining units. The expiration dates of union contracts for our major paper mill facilities are as follows:

  •
  Brewton, Alabama—October 2007

  •
  Fernandina Beach, Florida—June 2008

        We believe our employee relations are generally good. We are currently in the process of bargaining with unions representing production employees at a number of our operations. There were no significant or material work stoppages during 2003. While the terms of our collective bargaining agreements may vary, we believe the material terms of the agreements are customary for the industry, the type of facility, the classification of the employees and the geographic location covered thereby.

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

        In particular, the United States Environmental Protection Agency (EPA) has finalized significant portions of its comprehensive rule governing air emissions (Maximum Achievable Control Technology (MACT)) and water discharges (Effluent Limitation Guidelines) from the pulp, paper and paperboard industry, known as the "Cluster Rule."

  •
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

  •
  MACT II of the Cluster Rule requires control of particulate from recovery boilers, smelt tanks and lime kilns and has a compliance date of March 13, 2004. We spent approximately $14 million through 2003 and will spend approximately $1 million in 2004 for projects related to MACT II of the Cluster Rule, which will substantially complete all of the projects to bring us into compliance with MACT II of the Cluster Rule.

  •
  Phase II of MACT I of the Cluster Rule will require the implementation of systems to collect high volume, low concentration gases at various mills and has a compliance date of 2006. We continue to study possible means of compliance with Phase II of MACT I of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I of the Cluster Rule will be approximately $10 million and that such cost will be incurred over the next three years. We do not anticipate any spending in 2004 on projects related to Phase II of MACT I.

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

AVAILABLE INFORMATION

        We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 through Smurfit-Stone's Internet Website (www.smurfit-stone.com) as soon as reasonably practicable after we electronically file such information with, or furnish it to, the Securities and Exchange Commission (SEC). You may access these SEC filings via the hyperlink provided on Smurfit-Stone's Internet Website to a third-party SEC filings website. We have adopted a Code of Ethics for senior officers (including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), which is also available on Smurfit-Stone's Internet Website.

ITEM 2.    PROPERTIES

        Our manufacturing facilities are located primarily in the United States. We believe that our facilities are adequately insured, properly maintained and equipped with machinery suitable for their use. Our manufacturing facilities as of December 31, 2003 are summarized below.

	Number of Facilities
				State Locations(a)
	Total	Owned	Leased
United States
Containerboard and Corrugated Containers Segment:
Paper mills	5	5		4
Corrugated container plants	49	38	11	23
Wood products plant	1	1		1
Consumer Packaging Segment:
Coated recycled boxboard mills	4	4		4
Consumer packaging plants	31	20	11	13
Reclamation Segment	23	16	7	14

Subtotal	113	84	29	27
Other North America
Containerboard and Corrugated Containers Segment:
Corrugated container plants	2	2		N/A

Total	115	86	29	N/A

(a)
Reflects the number of states in which we have at least one manufacturing facility.

        Our paper mills represent approximately 60% of our investment in property, plant and equipment. The approximate annual tons of productive capacity of our paper mills at December 31, 2003 were:

Annual Capacity
(in thousands)
Containerboard	2,321
Solid bleached sulfate	186
Coated recycled boxboard	541

Total	3,048

        Substantially all of our operating facilities have been pledged as collateral under Jefferson Smurfit (U.S.)'s credit agreement. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Net Cash Provided By (Used For) Financing Activities."

ITEM 3.    LEGAL PROCEEDINGS

LITIGATION

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints were amended to name several other defendants, including Jefferson Smurfit (U.S.) and Smurfit-Stone. The suits sought an unspecified amount of damages arising out of the sale of corrugated products for a period during 1993-95. The complaints were transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which certified two plaintiff classes. In November 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against Smurfit-Stone, Stone Container and Jefferson Smurfit (U.S.). Jefferson Smurfit (U.S.) will make a settlement payment of $36 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005. The settlement is subject to final court approval following a fairness hearing to be held on March 26, 2004. All of the other defendants have also entered into agreements to settle these class actions; however, all of the defendants in the class actions continue to be defendants in 12 lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. All but one of the opt-out cases have been transferred to the same United States District Court for the Eastern District of Pennsylvania for pretrial proceedings. We continue to vigorously defend these opt-out cases. We believe our liability for these matters was adequately reserved at December 31, 2003.

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

        In May 2003, we received a Violation Notice from the Illinois Environmental Protection Agency (IEPA) alleging that our flexible packaging facility in Schaumburg, Illinois violated various provisions of the Illinois Environmental Protection Act and various conditions of the applicable Clean Air Act permit issued to the facility. In June 2003, we received a Notice of Violation and Finding of Violation from the EPA containing similar allegations. The allegations primarily relate to the alleged failure of two afterburner systems designed to capture and reduce certain emissions from printing presses below required levels and the potential impact of such failure on past and future regulatory standards, permitting requirements, emission credit requirements, recordkeeping and reporting. We discovered and corrected a problem with one of the systems and subsequently replaced certain components of the second system to ensure that it operates as designed and to reduce the potential for any future failure. We responded to the IEPA Violation Notice and the EPA Notice of Violation and Finding of Violation and are attempting to reach an acceptable resolution with the IEPA and the EPA. Based on discussions to date with the two agencies, we believe the costs to resolve this matter will not be material and will not exceed established reserves.

        We also face potential liability as a result of releases, or threatened releases, of hazardous substances into the environment from various sites owned and operated by third parties at which Company-generated wastes have allegedly been deposited. Generators of hazardous substances sent to off-site disposal locations at which environmental problems exist, as well as the owners of those sites and certain other classes of persons

(generally referred to as "potentially responsible parties" or PRPs), are, in most instances, subject to joint and several liability for response costs for the investigation and remediation of such sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and analogous state laws, regardless of fault or the lawfulness of the original disposal. We have received notice that we are or may be a PRP at a number of federal and/or state sites where response action may be required and as a result may have joint and several liability for cleanup costs at such sites. However, liability for CERCLA sites is typically shared with other PRPs and costs are commonly allocated according to relative amounts of waste deposited. Our relative percentage of waste deposited at these sites ranges from 1% to 6%. In addition to participating in the remediation of sites owned by third parties, we have entered into consent orders for the investigation and/or remediation of certain of our owned properties.

        Based on current information, we believe the probable costs of the potential environmental enforcement matters discussed above, response costs under CERCLA and similar state laws, and the remediation of owned property will not have a material adverse effect on our financial condition or results of operations. As of December 31, 2003, we had approximately $12 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        We are a wholly-owned subsidiary of Smurfit-Stone. Therefore, all of our outstanding common stock is owned by Smurfit-Stone. As a result, there is no established public market for our common stock.

DIVIDENDS ON COMMON STOCK

        We paid dividends to Smurfit-Stone in the aggregate amount of approximately $8 million in 2003 to fund the dividend obligations of Smurfit-Stone to the holders of the 7% Series A Cumulative Exchangeable Redeemable Convertible Preferred Stock of Smurfit-Stone. Our ability to pay dividends in the future is restricted by certain provisions contained in Jefferson Smurfit (U.S.)'s credit agreement and the indentures relating to Jefferson Smurfit (U.S.)'s outstanding indebtedness, which we guarantee. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Net Cash Provided By (Used For) Financing Activities."

ITEM 6.    SELECTED FINANCIAL DATA (g)

(In millions, except statistical data)	2003(a)	2002(b)	2001	2000	1999
Summary of Operations
Net sales	$3,651	$3,456	$3,344	$3,739	$3,293
Income from operations (c) (d)	48	177	236	333	619
Income from continuing operations before cumulative effect of accounting change	20	84	104	137	257
Discontinued operations, net of income tax provision (e)		27	4	14	15
Net income	17	111	108	151	272
Other Financial Data
Net income, adjusted to exclude goodwill amortization (f)	$17	$111	$115	$158	$279
Net cash provided by operating activities	50	238	183	247	103
Net cash provided by (used for) investing activities	(44)	(353)	(75)	(129)	829
Net cash provided by (used for) financing activities	(3)	109	(118)	(108)	(939)
Depreciation, depletion and amortization (f)	136	123	124	120	134
Capital investments and acquisitions	122	442	86	116	69
Working capital, net	(7)	65	(12)	104	41
Property, plant, equipment and timberland, net	1,370	1,477	1,223	1,262	1,309
Total assets	2,851	2,918	2,544	2,667	2,736
Long-term debt	1,579	1,601	1,427	1,529	1,636
Stockholder's equity (deficit)	(11)	(95)	(44)	(84)	(235)
Statistical Data (tons in thousands)
Containerboard production (tons)	2,047	1,504	1,334	1,433	1,592
Solid bleached sulfate production (tons)	180	179	187	190	189
Coated boxboard production (tons)	577	582	569	590	581
Corrugated containers sold (billion sq. ft.)	30.4	28.6	27.1	28.7	29.1
Folding cartons sold (tons)	514	504	523	561	549
Fiber reclaimed and brokered (tons)	6,549	6,582	6,714	6,768	6,560
Number of employees	13,100	13,900	13,800	14,100	14,400

Notes to Selected Financial Data

(a)
We recorded a $3 million charge, net of income taxes, in 2003 for the cumulative effect of an accounting change in accordance with Statement of Financial Accounting Standards (SFAS) 143, "Accounting for Asset Retirement Obligations."

(b)
Results for 2002 include the acquisition of the Stevenson, Alabama containerboard mill and the related corrugated container assets (the Stevenson Mill Acquisition) after September 30, 2002, the date of acquisition.

(c)
We recorded a gain of $407 million on the sale of our timberlands in 1999.

(d)
We recorded restructuring charges of $21 million, $4 million, $4 million and $9 million in 2003, 2002, 2001 and 1999, respectively.

(e)
Includes income from discontinued operations (net of tax) and gain or loss on disposition of discontinued operations (net of tax).

(f)
Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Depreciation, depletion and amortization included goodwill amortization of $7 million in 2001, 2000 and 1999.

(g)
Certain prior year amounts have been restated to conform to current year presentation.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

OVERVIEW

        Jefferson Smurfit Corporation (U.S.) is an integrated producer of paperboard and paper-based packaging. Our major products are containerboard, solid bleached sulfate (SBS), recycled fiber, corrugated containers, coated recycled boxboard and folding cartons. We operate in three reportable industry segments. Approximately 60% of our 2003 net sales were generated by the Containerboard and Corrugated Containers segment, 28% were generated by the Consumer Packaging segment and 12% were generated by the Reclamation segment. Our mill operations supply paper to our corrugated container and folding carton converting operations. The products of our converting operations, as well as the mill and reclamation tonnage in excess of what is consumed internally, are the main products sold to third parties. Our operating facilities and customers are located primarily in the United States.

        Market conditions and demand for the products of our segments are subject to cyclical changes in the economy and changes in industry capacity, both of which can significantly impact selling prices and our profitability. In recent years, the continued loss of domestic manufacturing to offshore competition and the changing retail environment in the U.S. have also played a key role. The influence of superstores and discount retailing giants, as well as the impacts from online shopping, has resulted in growing demand for packaging which is more condensed, lighter weight and less expensive. These factors have greatly influenced the corrugated industry. Demand for corrugated products has declined approximately 6% since 1999 and prices have fallen approximately 15% from their peak in 2000.

        Many of these same issues are impacting our Consumer Packaging businesses, and, in particular, our folding carton business. This industry has seen moderate growth in the last few years, but has come under considerable pricing pressures. This, coupled with increasing cost pressures, has resulted in a decline in earnings for our Consumer Packaging segment.

        We have responded to this challenging demand environment by 1) taking extensive market related downtime in recent years in our mill operations in order to maintain an internal balance between supply and demand, 2) restructuring our operations thereby reducing excess productive capacity and fixed costs, 3) using an area- management approach at our converting operations that provides added value to customers through focused and unified sales and manufacturing teams, 4) expanding our core capabilities to serve the evolving needs of packaging customers in North America and 5) making strategic acquisitions that can provide competitive advantages.

        Growth in the manufacturing sector of the U.S. economy continued to be slow through most of 2003, resulting in sluggish demand for our products and lower profitability compared to 2002. Prices for many of our products declined compared to 2002 and profits declined due to lower pricing, restructuring activities and higher costs, including energy, fiber and employee benefits.

        The economic recovery that has recently begun in the United States is expected to have a positive impact on packaging demand. In January 2004, we advised our customers of a $40 per ton price increase for liner and medium, with corresponding increases for corrugated containers. While we anticipate that 2004 will be a stronger year, we cannot predict whether the U.S. economic recovery will continue, the rate of such recovery or the success of our planned price increase implementation.

ACQUISITIONS

        On May 31, 2003, Jefferson Smurfit (U.S.) acquired the operations of Arko Paper Products Co., Inc. (the Arko Acquisition), a folding carton producer, for $30 million. Arko's results of operations are included in the consolidated statement of operations after May 31, 2003. The cost to acquire the operations has been allocated to the assets acquired and liabilities assumed according to fair values. The purchase price allocation, completed in the fourth quarter of 2003, has resulted in acquired goodwill of $12 million and intangible assets of $3 million, which were allocated to the Consumer Packaging segment.

RESULTS OF OPERATIONS

Segment Data

	2003		2002		2001
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$2,175	$88	$1,955	$124	$1,905	$170
Consumer packaging	1,030	44	1,021	76	1,047	94
Reclamation	446	22	469	19	375	6
Other operations			11	1	17

Total segment operations	$3,651	154	$3,456	220	$3,344	270

Restructuring charges		(21)		(4)		(4)
Gain (loss) on sale of assets		(5)		1		1
Goodwill amortization (1)						(7)
Interest income from Smurfit-Stone		80		73		65
Interest expense		(104)		(94)		(125)
Loss on early extinguishment of debt		(2)		(19)		(4)
Litigation charges		(44)
Corporate expenses and other (2)		(33)		(37)		(21)

Income from continuing operations before income taxes and cumulative effect of accounting change		$25		$140		$175

(1)
Amortization of goodwill ceased on January 1, 2002, when we adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

(2)
Corporate expenses and other includes corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

2003 COMPARED TO 2002

        The decline in our income from continuing operations before income taxes and cumulative effect of accounting change was due primarily to lower segment profits and higher restructuring and litigation charges. Total segment operating profit was lower due primarily to higher costs of energy, fiber and employee benefits, but benefited from the acquisition of the Stevenson, Alabama containerboard mill and related corrugated container assets on September 30, 2002 (the Stevenson Mill Acquisition). Annualized synergy savings from the Stevenson Mill Acquisition achieved in 2003, including administrative cost reductions, system optimization and purchasing savings, exceeded our targeted annual savings of $40 million.

        Net sales of $3,651 million in 2003 were 6% higher due primarily to additional sales attributable to the Stevenson Mill Acquisition. The increase in sales volume was partially offset by lower sales prices. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Containerboard & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$(20)	$(16)	$(2)	$		$(38)
Sales volume	(13)	25	(21)		(11)	(20)
Stevenson Mill Acquisition	253					253

Total	$220	$9	$(23)		$(11)	$195

        Cost of goods sold increased due primarily to the Stevenson Mill Acquisition and higher energy cost ($20 million) and employee benefits. Cost of goods sold as a percent of net sales in 2003 was 88% compared to 86% in 2002 due primarily to higher costs of energy and employee benefits and the effects of our lower average sales prices.

        Selling and administrative expenses increased due primarily to the litigation charges of $44 million, the Stevenson Mill Acquisition and higher employee benefits. On November 10, 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against Smurfit-Stone, Stone Container and Jefferson Smurfit (U.S.), which were based on allegations of a conspiracy among containerboard manufacturers in 1993-95. Jefferson-Smurfit (U.S.) will make a settlement payment of $36 million, one-half of which was paid in December 2003 and the remainder will be paid in January 2005. The settlement is subject to final court approval following a fairness hearing to be held on March 26, 2004. All of the other defendants previously entered into agreements to settle these class actions; however, all of the defendants in the class actions continue to be defendants in 12 unresolved lawsuits brought on behalf of parties that have opted out of the class actions to seek their own recovery. Jefferson-Smurfit (U.S.) recorded pretax charges of $44 million in 2003, to accrue for the antitrust settlement and the estimated liability of the opt-out cases. See Part 1, Item 3, "Legal Proceedings."

        During 2003, we recorded restructuring charges of $21 million, including $17 million in the fourth quarter, related to rationalization and cost reduction plans. We permanently closed one of two paper machines at our Philadelphia, Pennsylvania coated recycled boxboard mill, closed three converting facilities and reduced the salaried workforce, primarily in the corrugated containers operations. As a result, our annual production capacity of boxboard will be reduced by about 70,000 tons (approximately 12%). We expect to record additional restructuring charges in 2004 for further rationalizations, including consolidation of facilities and additional reductions in workforce. The rationalization process, when completed, will result in an overall workforce reduction in Smurfit-Stone's subsidiaries of approximately 1,400 positions. Jefferson Smurfit (U.S.) expects to realize annual savings of approximately $40 million as a result of these actions.

        Interest expense increased $10 million due to the impact of $12 million from higher average borrowings, offset by $2 million due to lower overall average interest rates. The overall average effective interest rate in 2003 was lower than 2002 by approximately 10 basis points. Interest income from Smurfit-Stone increased $7 million due to a higher average balance for the notes receivable in 2003.

        Provision for income taxes in 2003 differed from the amount computed by applying the statutory U.S. tax rate to income from continuing operations before income taxes and cumulative effect of accounting change primarily due to a $6 million benefit related to the resolution of certain prior year tax matters, state income taxes and the effects of other permanent differences. For information concerning income taxes, see Note 12 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

        Net sales increased by 11% due primarily to higher shipments resulting from the Stevenson Mill Acquisition. Prices for corrugated containers and containerboard were lower due to the poor market conditions.

        Production of containerboard increased 36% due primarily to the Stevenson Mill Acquisition. Our containerboard mills operated at an average rate of 87.3% of capacity in 2003 compared to 85.4% in 2002. Shipments of corrugated containers increased 6% due primarily to the Stevenson Mill Acquisition. SBS production was higher by 1%.

        Profits decreased by $36 million due primarily to the lower average sales prices and higher costs, including energy ($11 million) and employee benefits. Profits were favorably impacted by the Stevenson Mill Acquisition.

Consumer Packaging Segment

        Net sales increased by 1%. Folding carton shipments increased 2% due primarily to the Arko Acquisition and shipments of flexible packaging increased by 11%. The increases in sales volume were partially offset by lower sales prices, particularly for folding cartons. Production of coated boxboard was comparable to 2002.

        Profits declined $32 million due primarily to lower prices, product mix and higher cost for energy ($8 million) and employee benefits.

Reclamation Segment

        Net sales decreased 5% compared to 2002 due primarily to lower sales volume. Shipments were lower in 2003 due to higher internal consumption as a result of the Stevenson Mill Acquisition. The average price of old corrugated containers (OCC) in 2003 was comparable to 2002 and the average price of old newsprint was higher by approximately $10 per ton. Profits increased $3 million due primarily to a shift from lower margin brokerage sales to higher margin plant sales.

2002 COMPARED TO 2001

        Income from continuing operations before income taxes and cumulative effect of accounting change in 2002 was $140 million, a decrease of $35 million compared to 2001. The decline was due primarily to lower segment profit as a result of lower average sales prices for containerboard and corrugated containers. Lower interest expense partially offset the decline in earnings.

        Net sales of $3,456 million in 2002 were 3% higher compared to 2001 due primarily to higher shipments of containerboard and corrugated containers, the majority of which was due to the Stevenson Mill Acquisition. Sales prices, primarily for containerboard and corrugated containers, were lower compared to 2001. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Containerboard & Corrugated Containers	Consumer Packaging	Reclamation	Other Operations		Total
Sales prices and product mix	$(88)	$(12)	$103	$		$3
Sales volume	47	(14)	(9)		(6)	18
Stevenson Mill Acquisition	91					91

Total	$50	$(26)	$94		$(6)	$112

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

        Interest expense declined $31 million due to the favorable impacts of overall average interest rates ($25 million) and from lower average borrowings ($6 million). The overall average effective interest rate in 2002 was lower than 2001 by approximately 180 basis points. Interest income from Smurfit-Stone increased $8 million due to a higher average balance for the notes receivable in 2002.

        The effective income tax rate for 2002 was 40%, compared to 41% in 2001. Provision for income taxes in 2002 differed from the federal statutory tax rate due to several factors, the most significant of which was state income taxes. For information concerning income taxes, see Note 12 of the Notes to Consolidated Financial Statements.

Containerboard and Corrugated Containers Segment

        Net sales increased by 3% due primarily to higher shipments of containerboard and corrugated containers, the majority of which was due to the Stevenson Mill Acquisition. Shipments of corrugated containers increased 6%.

        Production of containerboard increased 13% due primarily to the Stevenson Mill Acquisition. Our containerboard mills operated at an average rate of 85.4% in 2002 compared to 81.5% in 2001. SBS production was lower by 4%.

        Profits decreased by $46 million due primarily to the lower average sales prices. Profits were favorably impacted by the Stevenson Mill Acquisition and lower energy cost compared to 2001. Cost of goods sold as a percent of net sales increased to 88% in 2002 compared to 86% in 2001 due primarily to the lower average sales prices.

Consumer Packaging Segment

        Net sales decreased by 2% due primarily to lower sales volumes and lower average sales prices. Folding carton shipments decreased 4%. Production of coated boxboard in 2002 was 2% higher compared to 2001. The average sales price for flexible packaging products was lower than 2001 by 17% due primarily to product mix changes.

        Profits declined $18 million due primarily to lower prices, lower sales volume and higher reclaimed fiber cost. Reclaimed fiber cost was higher than 2001 by approximately $7 million. Profits were favorably impacted by lower energy cost. Cost of goods sold as a percent of net sales in 2002 was 84% compared to 83% in 2001 due primarily to the lower average sales prices.

Reclamation Segment

        Net sales in 2002 increased 25% compared to 2001 due primarily to higher average sales prices. Higher demand and tight supplies in the second and third quarters of 2002 caused OCC prices to temporarily escalate. The average price of OCC in 2002 increased approximately $30 per ton compared to 2001 and the average price of old newsprint was higher by approximately $10 per ton. Total tons of fiber reclaimed and brokered decreased 2%. Profits increased $13 million due primarily to the higher average sales prices. Cost of goods sold as a percent of net sales decreased from 91% in 2001 to 90% in 2002 due primarily to the higher average sales prices.

LIQUIDITY AND CAPITAL RESOURCES

        The following table presents a summary of our cash flows for the years ended December 31,:

(In millions)	2003	2002	2001
Net cash provided by (used for):
Operating activities	$50	$238	$183
Investing activities	(44)	(353)	(75)
Financing activities	(3)	109	(118)

Net increase (decrease) in cash	$3	$(6)	$(10)

Net Cash Provided By Operating Activities

        Net cash provided by operating activities for the year ended December 31, 2003 decreased $188 million, or 79%, compared to 2002. The decrease was due primarily to lower segment profits, higher contributions to pension plans and litigation payments. Segment profits decreased $66 million compared to 2002 due primarily to higher costs of wood fiber, energy and employee benefits. Contributions to our pension plans were $72 million in 2003 compared to $2 million in 2002 and $2 million in 2001. In addition, we paid $18 million in 2003 related to the settlement of the antitrust class action litigation.

        Reductions in accounts receivable, due primarily to lower product prices, and lower inventory levels favorably impacted operating cash flow in 2003. The decline in accounts payable had an unfavorable impact on operating cash flow. In addition, we had higher payments for severance and restructuring costs in 2003.

Net Cash Used For Investing Activities

        Net cash used for investing activities was $44 million for the year ended December 31, 2003. The decrease compared to 2002 was due primarily to lower payments for acquisitions. Acquisitions in 2002 included $350 million for the Stevenson Mill Acquisition.

        In May 2003, Jefferson Smurfit (U.S.) sold approximately 81,000 acres of timberland located in Alabama and Tennessee and a hardwood sawmill, acquired as part of the Stevenson Mill Acquisition, to a third party for $38.5 million. The proceeds were used for general corporate purposes.

        As of December 31, 2003, our wholly-owned subsidiary, JSC Capital Corporation, had unsecured intercompany notes receivable from Smurfit-Stone totaling $582 million. JSC Capital Corporation received a total of $34 million from Smurfit-Stone in 2003 in repayment of the loan. The loans arose primarily in connection with the Smurfit-Stone merger and include interest accrued from November 18, 1998, the date of the merger. With the exception of a note issued November 15, 2000, the notes bear interest at the rate of 14.21% per annum. The note issued on November 15, 2000 was in the amount of $30 million and bears interest at the rate of 15.39% per annum. Smurfit-Stone has the option of paying the interest in cash or compounding the interest into the principal amount of the notes. Interest income since inception has been added to the principal amount of the notes. All of the notes have a maturity date of November 18, 2004.

        Our 2003 expenditures for property, plant and equipment were comparable to 2002. The $96 million expended for property, plant and equipment included $7 million for environmental projects, $10 million to maintain competitiveness and $79 million for upgrades, modernization and expansion.

Net Cash Provided By (Used For) Financing Activities

        Net cash provided by (used for) financing activities for the year ended December 31, 2003 decreased $112 million compared to 2002. A capital contribution from Smurfit-Stone of $31 million and net cash provided by operating and investing activities were used to repay debt, pay dividends and fund deferred debt issuance cost.

        In May 2003, Jefferson Smurfit (U.S.) issued $300 million of 7.50% unsecured senior notes due 2013 (the New Senior Notes). Jefferson Smurfit (U.S.) used the proceeds of this issuance to repay the $175 million Tranche A term loan due March 31, 2005, and $122 million of its outstanding Tranche B term loan due March 31, 2007 and to pay $3 million of fees and other expenses. On July 30, 2003, Jefferson Smurfit (U.S.) completed a registered exchange offer of all of the then outstanding New Senior Notes for a like principal amount of senior notes which have been registered under the Securities Act of 1933. Jefferson Smurfit (U.S.) did not receive any proceeds from the exchange offer.

        On June 30, 2003, Jefferson Smurfit (U.S.) obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of June 30, 2003 and for future periods through December 31, 2004.

        Jefferson Smurfit (U.S.) has a bank credit facility consisting of a $550 million revolving credit facility, of which up to $290 million may consist of letters of credit and a senior secured term loan aggregating $151 million (Tranche B) at December 31, 2003. Loans under Jefferson Smurfit (U.S.)'s revolving credit facility bear interest at variable rates selected at the option of Jefferson Smurfit (U.S.) equal to adjusted LIBOR plus a margin ranging from 1.5% to 2.5% or the alternate base rate (ABR) plus a margin ranging from 0.5% to 1.5%.

Outstanding loans under Jefferson Smurfit (U.S.)'s Tranche B term loan bear interest at variable rates equal to adjusted LIBOR plus a margin ranging from 2.0% to 3.25% or the ABR plus a margin ranging from 1.0% to 2.25%. A commitment fee of 0.5% is assessed on the unused portion of the Jefferson Smurfit (U.S.) revolving credit facility. The margins and fees are determined by the ratio of total indebtedness to EBITDA, as defined in the Jefferson Smurfit (U.S.) credit agreement.

        The obligations under the Jefferson Smurfit (U.S.) credit agreement are unconditionally guaranteed by JSCE, Smurfit-Stone and the material subsidiaries of Jefferson Smurfit (U.S.). The obligations under the Jefferson Smurfit (U.S.) credit agreement are secured by a security interest in substantially all of the assets of Jefferson Smurfit (U.S.) and the assets of its material subsidiaries, a pledge of all of the capital stock of JSCE, Jefferson Smurfit (U.S.) and the material U.S. subsidiaries of Jefferson Smurfit (U.S.) and a pledge of 65% of the capital stock of certain foreign subsidiaries of Jefferson Smurfit (U.S.). The security interest under the Jefferson Smurfit (U.S.) credit agreement excludes certain trade receivables and proceeds thereof.

        The Jefferson Smurfit (U.S.) credit agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The Jefferson Smurfit (U.S.) credit agreement also requires prepayments of the term loans from excess cash flows, as defined, and proceeds from certain asset sales, insurance and incurrence of certain indebtedness. These restrictions, together with our highly leveraged position, could restrict our corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities. We expect to remain in compliance with all of the financial covenants contained in the Jefferson Smurfit (U.S.) credit agreement. However, if the difficult business conditions we experienced in 2003 continue to persist in 2004, Jefferson Smurfit (U.S.) may need to seek an amendment or waiver to avoid violating certain financial covenants contained in its credit agreement. We believe that Jefferson Smurfit (U.S.) could obtain such an amendment or waiver, if necessary. However, if there is a violation of any of the financial covenants and we are not successful in obtaining an amendment or waiver, a default would occur under the Jefferson Smurfit (U.S.) credit agreement, which could result in a material adverse impact on our financial condition.

FUTURE CASH FLOWS

Obligations and Commitments

        At December 31, our contractual obligations and commitments were as follows:

		Amounts Payable During
(In millions)	Total	2004	2005-06	2007-08	2009 & Beyond
Long-term debt, including capital leases	$1,579	$180	$244	$139	$1,016
Operating leases	140	38	55	30	17
Purchase obligations (1)	244	99	62	36	47
Commitments for capital expenditures (2)	39	37	2
Other long-term liabilities (3)	61	11	27	4	19

Total contractual obligations	$2,063	$365	$390	$209	$1,099

(1)
Amounts shown consist primarily of national supply contracts to purchase wood, reclaimed fiber, natural gas and other energy resources for which value is received. We do not aggregate open purchase orders executed in the normal course of business by each of our operating locations and such purchase orders are therefore excluded from the table.

(2)
Amounts shown are estimates of future spending on capital projects which were authorized prior to December 31, 2003. We intend to hold capital expenditures for 2004 to approximately $79 million.

(3)
Amounts shown consist primarily of severance costs and other rationalization expenditures, antitrust payments and environmental expenditures, which have been recorded in our December 31, 2003 balance sheet. The table does not include deferred income tax liability, accruals for self-insured losses and pension and other postretirement plans because it is not certain when these liabilities will become due. We contributed $84 million to our pension and other postretirement plans in 2003 and expect to contribute $81 million to such plans in 2004. Future contributions to our pension and other postretirement plans will be dependent upon pending legislation, future changes in discount rates and the earnings performance of our plan assets.

        As previously discussed, our cash flow from operations declined significantly in 2003 as a result of the challenging operating conditions within our industry. We expect an improvement in our cash flow from operations in 2004, provided the economic expansion continues and we are successful in implementing our planned price increases. As of December 31, 2003, Jefferson Smurfit (U.S.) had $281 million of unused borrowing capacity under its revolving credit facility.

        Scheduled debt payments, including capital lease payments, for 2004 and 2005 total $180 million and $215 million, respectively. Jefferson Smurfit (U.S.)'s Accounts Receivable Securitization Program, which has an outstanding balance of $177 million at December 31, 2003, expires in December 2004. Jefferson Smurfit (U.S.) intends to enter into a new accounts receivable program during 2004 to refinance this debt. Jefferson Smurfit (U.S.)'s revolving credit facility matures in 2005. Smurfit-Stone is currently evaluating refinancing alternatives, including a combination of Jefferson Smurfit (U.S.) with Stone Container, and as part of such combination, the separate senior secured bank financings of each of Jefferson Smurfit (U.S.) and Stone Container may be combined into a new single senior secured bank facility. Also, we will continue to pursue opportunities to reduce interest costs by refinancing certain of Jefferson Smurfit (U.S.)'s debt obligations. Jefferson Smurfit (U.S.) has historically had good access to capital markets and expects to be able to repay or refinance its debt maturities on or before the maturity dates. Although Jefferson Smurfit (U.S.) believes it will have access to the capital markets in the future, these markets are volatile and Jefferson Smurfit (U.S.) cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such event, Jefferson Smurfit (U.S.) would explore additional options, including, but not limited to, the sale or monetization of assets.

        We expect that all of our cash sources detailed above, in combination, will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, the antitrust settlement, severance costs and other rationalization expenditures, expenditures related to environmental compliance and other capital expenditures.

Contingent Obligations

        We issue standby letters of credit for performance bonds and self-insurance. Letters of credit are issued under the Jefferson Smurfit (U.S.) revolving credit facility, generally have a one-year maturity and are renewed annually. As of December 31, 2003, Jefferson Smurfit (U.S.) had $175 million of letters of credit outstanding.

        We have certain woodchip processing contracts, which provide for guarantees of third party contractors' debt outstanding, with a security interest in the chipping equipment. Guarantee payments would be triggered in the event of a loan default by any of the contractors. The maximum potential amount of future payments related to all of such arrangements as of December 31, 2003 would be $24 million. Cash proceeds received from the liquidation of the chipping equipment would be based on market conditions at the time of sale, and we may not recover in full the guarantee payments made.

Pension Obligations

        As of December 31, 2003, our pension benefit obligations exceeded the fair value of pension plan assets by $335 million, down from $425 million at the end of 2002. The decrease in the under-funded status was due primarily to higher contributions and actual returns on plan assets in excess of the assumed returns. In 2003, we recorded a decrease to the minimum pension liability of $74 million and an increase to other comprehensive income of $45 million, net of tax of $29 million.

Exit Liabilities

        We recorded restructuring charges of $21 million in 2003, including $10 million for exit liabilities, which were principally for severance and benefit cost and facility closure cost. In 2003, we incurred cash expenditures of $3 million for these exit liabilities.

        As explained in our 2002 Annual Report on Form 10-K, we had $25 million of exit liabilities as of December 31, 2002 related to the Smurfit-Stone merger and from our restructuring activities. During 2003, we incurred approximately $8 million of cash expenditures for exit liabilities. The exit liabilities remaining as of December 31, 2003 total $24 million, including the 2003 restructuring activities. Future cash outlays, principally for severance, long-term lease commitments and facility closure costs, are expected to be $9 million in 2004, $2 million in 2005 and $13 million thereafter. We intend to continue funding the remaining exit liabilities through operations as originally planned.

Environmental Matters

        As discussed in Item 1, "Business, Environmental Compliance," we will spend approximately $1 million in 2004 on MACT II of the Cluster Rule, which will substantially complete all of the projects to bring us into compliance with MACT II of the Cluster Rule. We continue to study possible means of compliance with Phase II of MACT I of the Cluster Rule. Based on currently available information, we estimate that the aggregate compliance cost of Phase II of MACT I of the Cluster Rule will be approximately $10 million and that such cost will be spent in 2005 and 2006. In addition to Cluster Rule compliance, we anticipate additional capital expenditures related to environmental compliance. Excluding the spending on the Cluster Rule projects, we have spent an average of approximately $2 million in each of the last three years on capital expenditures for environmental purposes. We anticipate that environmental capital expenditures, exclusive of the Cluster Rule projects, will be approximately $7 million in 2004.

OFF-BALANCE SHEET FINANCING ARRANGEMENT

        At December 31, 2003 and 2002, we had an off-balance sheet financing arrangement with a qualified special purpose entity. Jefferson Smurfit (U.S.) sold 980,000 acres of owned and leased timberland in October 1999. The final purchase price, after adjustments, was $710 million. Jefferson Smurfit (U.S.) received $225 million in cash and $485 million in the form of installment notes, which mature from December 31, 2007 to December 31, 2014. Under our program to monetize the installment notes receivable, the notes were sold, without recourse, to Timber Notes Holdings LLC (TNH), a wholly-owned subsidiary of Jefferson Smurfit (U.S.) and a qualified special purpose entity under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," for $430 million in cash proceeds and a residual interest in the notes. The residual interest in the accompanying consolidated balance sheet was $43 million at December 31, 2003. TNH and its creditors have no recourse to us in the event of default on the installment notes.

EFFECTS OF INFLATION

        With the exception of energy, fiber and employee benefits, inflationary increases in operating costs have been moderate during the past three years. Energy and fiber cost increases are strongly influenced by supply and demand factors, and when supplies become tight, we have experienced temporary increases in the cost of these items. We continue to seek ways to mitigate the impact of such cost increases and, to the extent permitted by competition, pass the increased cost on to customers by increasing sales prices over time.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

        Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Long-Lived Assets and Goodwill

        We conduct impairment reviews of long-lived assets and goodwill in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 142, respectively. Such reviews require us to make estimates of future cash flows and fair values. Our cash flow projections include significant assumptions about economic conditions, demand and pricing for our products and cost. Our estimates of fair value are determined using a variety of valuation techniques, including pricing of recent industry acquisitions. While significant judgment is required, we believe that our estimates of future cash flows and fair value are reasonable. However, should our assumptions change in future years, our fair value models could result in lower fair values for long-lived assets and goodwill, which could materially affect the value of property, plant and equipment and goodwill and results of operations.

Idle Paper Machines and Restructurings

        Smurfit-Stone has excess capacity in its containerboard system due to its policy of producing to meet demand. As a result, Smurfit-Stone has temporarily shut down two of its paper machines, one located in Fernandina Beach, Florida and the other in Jacksonville, Florida. The Fernandina Beach machine is owned by Jefferson Smurfit (U.S.). Smurfit-Stone's decision to shut down these machines was based upon anticipated supply and demand factors, their locations and operating cost. The Fernandina Beach machine has the capacity to produce approximately 200,000 tons of lightweight linerboard. No decision has been made to permanently shut down the Fernandina Beach machine, as it may be restarted, subject to future demand and industry conditions. As of December 31, 2003, the Fernandina Beach machine had a net book value of approximately $118 million. For accounting purposes, the machine is classified as held and used and continues to be depreciated.

        In recent years, we have closed a number of operating facilities and exited non-core businesses. Identifying and calculating the cost to exit these businesses requires certain assumptions to be made, the most significant of which are anticipated future liabilities, including leases and other contractual obligations, and the net realizable value of assets held for sale. We believe our estimates are reasonable, considering our knowledge of the paper industry, previous experience in exiting activities and valuations received from independent third parties in the calculation of such estimates. Although our estimates have been reasonably accurate in the past, significant judgment is required and these estimates and assumptions may change as additional information becomes available and facts or circumstances change.

Allowance for Doubtful Accounts

        We evaluate the collectibility of accounts receivable on a case-by-case basis and make adjustments to the bad debt reserve for expected losses. We also estimate reserves for bad debts based on historical experience and past due status of the accounts. We perform credit evaluations and adjust credit limits based upon each customer's payment history and credit worthiness. While credit losses have historically been within our expectations and the provisions established, actual bad debt write-offs may differ from our estimates, resulting in higher or lower charges in the future for our allowance for doubtful accounts.

Pension

        The determination of pension obligations and pension expense is dependent upon our selection of certain assumptions, the most significant of which are the expected long-term rate of return on plan assets and the discount rates applied to plan liabilities. Consulting actuaries assist us in determining these assumptions, which are described in Note 13 of the Notes to Consolidated Financial Statements. In 2003, we adjusted the expected long-term rate of return on plan assets to 9.0%, down from 9.5%, which increased retirement plan expense approximately $4 million. The discount rate at December 31, 2003 was 6.25%. The assumed rate for the long-term return on plan assets has been determined based upon target asset allocations and expected long-term rates of return by asset class. We regularly review our asset allocation, periodically rebalance our investments to the targeted allocation and evaluate our actuarial assumptions. Our assumed discount rate is developed using Moody's Average Aa-Rated Corporate Bonds index as a benchmark. A decrease in the assumed rate of return of 0.50% would increase pension expense by approximately $5 million. A decrease in the discount rate of 0.50% would increase our pension obligations by approximately $73 million.

Income Taxes

        Deferred tax assets and liabilities reflect our assessment of future taxes to be paid in the jurisdictions in which we operate. These assessments involve temporary differences resulting from differing treatment of items for tax and accounting purposes, as well as estimates of our current tax exposure. Based on our evaluation of our tax positions, we believe we are adequately reserved for these matters at December 31, 2003.

        At December 31, 2003, we had net operating loss and alternative minimum tax credit carryforwards in the amount of $86 million. Valuation allowances of $10 million have been established for a portion of these deferred tax assets. For additional information, see Note 12 of the Notes to Consolidated Financial Statements. The realization of these deferred tax assets is dependent upon future taxable income and we expect that our deferred tax assets, net of valuation allowances, will be fully realized. Should additional valuation allowances be necessary because of changes in economic circumstances, those allowances would be established through a charge to income tax expense.

        We frequently face challenges from domestic tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In June 2003, we settled the examination by the Internal Revenue Service (IRS) for the years 1995 through 1998, resulting in a payment of tax and interest of $50 million. Adequate reserves were available to cover the payment. The IRS is currently examining the years 1999 through 2001. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of our reserves, our effective tax rate in a given financial statement may be materially impacted. While the ultimate results cannot be predicted with certainty, we believe that the examination will not have a material adverse effect on our consolidated financial condition or results of operations.

Legal and Environmental Contingencies

        Accruals for legal and environmental matters are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Such liabilities are developed based on currently available information and require judgments as to probable outcomes. Assumptions are based on historical experience and recommendations of legal counsel. Environmental estimates include assumptions and judgments about particular sites, remediation alternatives and environmental regulations. We believe our accruals are adequate. However, due to uncertainties associated with these assumptions and judgments, as well as potential changes to governmental regulations and environmental technologies, actual costs could differ materially from the estimated amounts.

Self-Insurance

        We self-insure a majority of our workers' compensation and general liability costs subject to specific retention levels for certain policies and coverage. Losses above these retention levels are transferred to insurance companies. In addition, we self-insure 100% of our group health care costs. All of the health care, workers' compensation and general liability claims are handled by third party administrators. Consulting actuaries and administrators assist us in determining our liability for self-insured claims. Losses are accrued based upon the aggregate self-insured claims determined by the third party administrators, actuarial assumptions and our historical experience. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our workers' compensation, general liability and group health care costs.

PROSPECTIVE ACCOUNTING STANDARD

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Staff Position 106-1, issued in January 2004, related to the Act, we elected to defer recognizing the effects of the Act on our accumulated postretirement benefit obligation and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued, which could require a change to previously reported information.

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

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of December 31, 2003, we have monthly futures contracts to hedge approximately 50% to 60% of our expected natural gas requirements through March 2004. We have monthly futures contracts to hedge approximately 15% of our expected natural gas requirements for the remainder of 2004. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. Excluding the impact of future contracts, the potential change in our expected 2004 natural gas cost, based upon our expected annual usage and unit cost, resulting from a hypothetical 10% change, would be approximately $7 million. The change in energy cost discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the impact of the natural gas futures contracts. See Note 8 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our financing arrangements include both fixed and variable rate debt in which changes in interest rates will impact the fixed and variable debt differently. A change in the interest rate of fixed rate debt will impact the fair value of the debt, whereas a change in the interest rate on the variable rate debt will impact interest expense and cash flows. Our objective is to protect JSCE from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within Company policy. We do not utilize derivatives for speculative or trading purposes. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivative contracts outstanding at December 31, 2003.

        We have performed a sensitivity analysis as of December 31, 2003 and 2002 that measures the change in interest expense on our variable rate debt arising from a hypothetical 100 basis point adverse movement in interest rates. Based on our outstanding variable rate debt as of December 31, 2003 and 2002, a hypothetical 100 basis point change in interest rates would impact interest expense by approximately $6 million and $8 million, respectively.

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

Short and Long-Term Debt

Outstanding as of December 31, 2003 (in millions)	2004		2005	2006	2007	2008		Thereafter		Total	Fair Value
Bank term loans and revolver 4.4% average interest rate (variable)	$		$94	$17	$134	$		$		$245	$244
Accounts receivable securitization 1.2% average interest rate (variable)		177								177	177
Senior notes 8.0% average interest rate (fixed)									1,000	1,000	1,082
Industrial revenue bonds 7.2% average interest rate (fixed)				9					13	22	22
Industrial revenue bonds 3.4% average interest rate (variable)			120							120	120
Other		3	1	3	3		2		3	15	15

Total debt		$180	$215	$29	$137		$2		$1,016	$1,579	$1,660

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.
Index to Financial Statements:
Management's Responsibility for Financial Statements	25
Report of Independent Auditors	26
Consolidated Balance Sheets—December 31, 2003 and 2002	27
For the years ended December 31, 2003, 2002 and 2001:
Consolidated Statements of Operations	28
Consolidated Statements of Stockholder's Equity (Deficit)	29
Consolidated Statements of Cash Flows	30
Notes to Consolidated Financial Statements	31
The following consolidated financial statement schedule is included in Item 15(a):
II. Valuation and Qualifying Accounts and Reserves	54

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
/s/ CHARLES A. HINRICHS
Charles A. Hinrichs Vice President and Chief Financial Officer
/s/ PAUL K. KAUFMANN
Paul K. Kaufmann Vice President and Corporate Controller

REPORT OF INDEPENDENT AUDITORS

Board of Directors
JSCE, Inc.

        We have audited the accompanying consolidated balance sheets of JSCE, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JSCE, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations and for stock-based compensation, and in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

St. Louis, Missouri
January 27, 2004

JSCE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, (In millions, except share data)	2003	2002
Assets
Current assets
Cash and cash equivalents	$8	$5
Receivables, less allowances of $13 in 2003 and $11 in 2002	319	327
Inventories
Work-in-process and finished goods	92	93
Materials and supplies	121	127

	213	220
Refundable income taxes	8
Deferred income taxes	10	4
Prepaid expenses and other current assets	9	10

Total current assets	567	566
Net property, plant and equipment	1,368	1,445
Timberland, less timber depletion	2	32
Goodwill	184	172
Notes receivable from SSCC	582	561
Other assets	148	142

	$2,851	$2,918

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Current maturities of long-term debt	$180	$37
Accounts payable	229	252
Accrued compensation and payroll taxes	84	89
Interest payable	21	20
Income taxes payable		42
Other current liabilities	60	61

Total current liabilities	574	501
Long-term debt, less current maturities	1,399	1,564
Other long-term liabilities	429	524
Deferred income taxes	460	424
Stockholder's equity (deficit)
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	1,160	1,129
Retained earnings (deficit)	(1,001)	(1,010)
Accumulated other comprehensive income (loss)	(170)	(214)

Total stockholder's equity (deficit)	(11)	(95)

	$2,851	$2,918

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, (In millions)	2003	2002	2001
Net sales	$3,651	$3,456	$3,344
Costs and expenses
Cost of goods sold	3,222	2,987	2,832
Selling and administrative expenses	355	289	273
Restructuring charges	21	4	4
Loss (gain) on sale of assets	5	(1)	(1)

Income from operations	48	177	236
Other income (expense)
Interest income from SSCC	80	73	65
Interest expense	(104)	(94)	(125)
Loss from early extinguishment of debt	(2)	(19)	(4)
Other, net	3	3	3

Income from continuing operations before income taxes and cumulative effect of accounting change	25	140	175
Provision for income taxes	(5)	(56)	(71)

Income from continuing operations before cumulative effect of accounting change	20	84	104
Discontinued operations
Income from discontinued operations net of income tax provisions of $3 in 2002 and $3 in 2001		5	4
Gain on disposition of discontinued operations net of income tax provision of $17		22

Income before cumulative effect of accounting change	20	111	108
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $2	(3)

Net income	$17	$111	$108

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock
(In millions, except share data)	Number of Shares	Par Value, $.01	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)		Total
Balance at January 1, 2001	1,000	$	$1,129	$(1,213)	$		$(84)
Comprehensive income (loss)
Net income				108			108
Other comprehensive income (loss)
Minimum pension liability adjustment, net of tax benefit of $36.						(56)	(56)
Cumulative effect of accounting change, net of tax expense of $2						2	2
Deferred hedge loss, net of tax benefit of $4						(6)	(6)

Comprehensive income (loss)							48
Dividends paid				(8)			(8)

Balance at December 31, 2001	1,000		1,129	(1,113)		(60)	(44)
Comprehensive income (loss)
Net income				111			111
Other comprehensive income (loss)
Minimum pension liability adjustment, net of tax benefit of $102						(159)	(159)
Deferred hedge gain, net of tax expense of $3						5	5

Comprehensive income (loss)							(43)
Dividends paid				(8)			(8)

Balance at December 31, 2002	1,000		1,129	(1,010)		(214)	(95)
Comprehensive income (loss)
Net income				17			17
Other comprehensive income (loss)
Minimum pension liability adjustment, net of tax expense of $29						45	45
Deferred hedge loss, net of tax of $0						(1)	(1)

Comprehensive income (loss)							61
Capital contribution from SSCC			31				31
Dividends paid				(8)			(8)

Balance at December 31, 2003	1,000	$	$1,160	$(1,001)		$(170)	$(11)

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, (In millions)	2003	2002	2001
Cash flows from operating activities
Net income	$17	$111	$108
Adjustments to reconcile net income to net cash provided by operating activities
Gain on disposition of discontinued operations		(39)
Loss from early extinguishment of debt	2	19	4
Cumulative effect of accounting change for asset retirement obligations	5
Depreciation, depletion and amortization	136	123	124
Amortization of deferred debt issuance costs	4	3	5
Deferred income taxes	(48)	69	68
Pension and post-retirement benefits	(30)	7	(11)
Loss (gain) on sale of assets	5	(1)	(1)
Non-cash restructuring charges	11	3	2
Non-cash interest income from SSCC	(80)	(73)	(65)
Change in current assets and liabilities
Receivables	35	26	22
Inventories	13	(10)	30
Prepaid expenses and other current assets		5	9
Accounts payable and accrued liabilities	(29)	(4)	(106)
Interest payable		2	(9)
Other, net	9	(3)	3

Net cash provided by operating activities	50	238	183

Cash flows from investing activities
Expenditures for property, plant and equipment	(96)	(92)	(86)
Payments on acquisitions	(26)	(350)
Notes receivable from SSCC	34	6	5
Proceeds from property and timberland disposals and sale of businesses	44	83	6

Net cash used for investing activities	(44)	(353)	(75)

Cash flows from financing activities
Proceeds from long-term debt	300	820	275
Net repayments under the accounts receivable securitization program	(10)	(13)	(27)
Net repayments of debt	(312)	(633)	(354)
Capital contribution from SSCC	31
Dividends paid	(8)	(8)	(8)
Debt repurchase premiums paid		(18)
Deferred debt issuance costs	(4)	(39)	(4)

Net cash provided by (used for) financing activities	(3)	109	(118)

Increase (decrease) in cash and cash equivalents	3	(6)	(10)
Cash and cash equivalents
Beginning of year	5	11	21

End of year	$8	$5	$11

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

        Nature of Operations:    The Company's major operations are in containerboard and corrugated containers, consumer packaging and reclamation. The Company's paperboard mills procure virgin and reclaimed fiber and produce paperboard for conversion into corrugated containers and folding cartons at Company-owned facilities and third-party converting operations. Paper product customers represent a diverse range of industries including paperboard packaging and a broad range of manufacturers of consumer goods. Recycling operations collect or broker wastepaper for sale to Company-owned and third-party paper mills. Customers and operations are located principally in the United States. Credit is extended to customers based on an evaluation of their financial condition.

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Investments in majority owned affiliates where control does not exist and non-majority owned affiliates are accounted for using the equity method. Significant intercompany accounts and transactions are eliminated in consolidation.

        Cash and Cash Equivalents:    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents of $5 million were pledged at December 31, 2003 and 2002, as collateral for obligations associated with the accounts receivable securitization program (See Note 7).

        Revenue Recognition:    The Company recognizes revenue at the time persuasive evidence of an agreement exists, price is fixed and determinable, products are shipped to external customers and collectibility is reasonably assured. Shipping and handling costs are included in cost of goods sold.

        Receivables, Less Allowances:    The Company evaluates the collectibility of accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses, considering such things as ability to pay, bankruptcy, credit ratings and payment history. The Company also estimates reserves for bad debts based on historical experience and past due status of the accounts.

        Inventories:    Inventories are valued at the lower of cost or market under the last-in, first-out ("LIFO") method, except for $42 million in 2003 and $44 million in 2002, which are valued at the lower of average cost or market. First-in, first-out ("FIFO") costs (which approximate replacement costs) exceed the LIFO value by $68 million and $62 million at December 31, 2003 and 2002, respectively.

        Net Property, Plant and Equipment:    Property, plant and equipment are carried at cost. The costs of additions, improvements and major replacements are capitalized, while maintenance and repairs are charged to expense as incurred. Provisions for depreciation and amortization are made using straight-line rates over the estimated useful lives of the related assets and the terms of the applicable leases for leasehold improvements. Papermill machines have been assigned a useful life of 18 to 23 years, while major converting equipment and folding carton presses have been assigned useful lives ranging from 12 to 20 years (See Note 5).

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

        Goodwill and Other Intangible Assets:    Effective January 1, 2002, goodwill is no longer amortized, but instead is tested for impairment at least annually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." For purposes of measuring goodwill impairment, the Company's reporting units are its business segments. Other intangible assets represent the fair value of identifiable intangible assets acquired in purchase business combinations. Other intangible assets are amortized over their expected useful life, unless the assets are deemed to have an indefinite life. Other intangible assets are included in other assets in the Company's December 31, 2003 consolidated balance sheet (See Note 16).

        Deferred Debt Issuance Costs and Losses From Extinguishment of Debt:    Deferred debt issuance costs included in other assets are amortized over the terms of the respective debt obligations using the interest method. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No. 13, and Technical Corrections," the Company records losses due to early extinguishment as a component of income from continuing operations rather than as an extraordinary item. Prior periods have been restated in order to conform to 2003 presentation.

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

        Income Taxes:    The Company accounts for income taxes in accordance with the liability method of accounting for income taxes. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (See Note 12).

        Derivatives and Hedging Activities:    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, and recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other accumulated comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings (See Note 8).

        Transfers of Financial Assets:    Financial assets transferred to qualifying special-purpose entities and the liabilities of such entities are not reflected in the consolidated financial statements of the Company. Gains or losses on sale of financial assets depend in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. Quoted market prices are not available for retained interests, so the Company estimates fair value based on the present value of expected cash flows estimated by using management's best estimates of key assumptions (See Note 6).

        Stock-Based Compensation:    At December 31, 2003, the Company has stock-based employee compensation plans, including stock options and restricted stock units ("RSUs") (See Note 14).

        Stock Options:    In the second quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. The Company selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

        Prior to 2003, the Company accounted for stock options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in 2001 or 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001
Net income, as reported	$17	$111	$108
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(5)	(4)

Pro forma net income	$13	$106	$104

        RSUs:    Amounts earned under the Company's annual management incentive plan, which are deferred and paid in the form of SSCC RSUs, immediately vest and are expensed by the Company in the year earned. RSUs related to the Company matching program and non-vested RSUs are expensed over the vesting period.

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

        Asset Retirement Obligations:    Effective January 1, 2003 the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company's asset retirement obligations relate primarily to environmental requirements upon closure of an operating facility. Certain of the Company's facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future. Consequently, the asset retirement obligations related to these facilities cannot be reasonably estimated (See Note 11).

        Restructuring:    Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Costs associated with exit or disposal activities are recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan (See Note 4).

        Guarantees:    Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee. The initial measurement and recognition provisions are prospective for guarantees issued after December 31, 2002. Disclosure requirements are effective for guarantees issued prior to January 1, 2003 (See Note 10).

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

        Reclassifications:    Certain reclassifications of prior year presentations have been made to conform to the 2003 presentation.

2.     Discontinued Operations

        On September 30, 2002, the Company sold the industrial packaging division included in the Consumer Packaging segment to a third party for approximately $80 million and retained $12 million of accounts receivable. The sale resulted in a gain on disposition of discontinued operations of $22 million, net of tax of $17 million. The assets sold include 17 tube and core manufacturing facilities, three fiber partition plants and three uncoated recycled boxboard mills. Net sales for these operations were $96 million for the nine months ended September 30, 2002 and $122 million in 2001. These facilities employed approximately 850 hourly and salaried employees. The results of operations from the industrial packaging division have been reclassified as discontinued operations for all periods presented.

3.     Acquisitions

        On May 31, 2003, the Company acquired the operations of Arko Paper Products Co., Inc. ("Arko"), a folding carton producer, for $30 million. The results of operations have been included in the consolidated statement of operations after May 31, 2003. The cost to acquire the operations has been allocated to the assets acquired and liabilities assumed according to fair values. The purchase price allocation, completed during the fourth quarter of 2003, resulted in acquired goodwill of $12 million and intangible assets of $3 million, which has been allocated to the Consumer Packaging segment.

        On September 30, 2002, the Company acquired a corrugating medium mill and related assets from MeadWestvaco Corporation (the "Stevenson Mill Acquisition"). The Stevenson Mill Acquisition included the purchase of a corrugating medium mill, seven corrugated container plants, one hardwood sawmill and woodland operations consisting of approximately 82,000 acres of timberland. The related results of operations have been included in the consolidated statements of operations after September 30, 2002. The Company paid $350 million for the assets and an additional $25 million in connection with certain financing arrangements (See Note 7).

        The purchase price allocation was completed during the first quarter of 2003 and the Company did not record any goodwill related to the transaction. Included in the allocation of the cost of the Stevenson Mill Acquisition is the adjustment to fair value of property and equipment associated with the permanent shutdown of three corrugated container plants, liabilities for the termination of certain employees and liabilities for lease commitments and facility closure costs.

        The following is a summary of the exit liabilities recorded in the allocation of the purchase price:

	Severance		Lease Commitments		Facility Closure	Total
Opening Balance		$5		$1	$1	$7

Balance at December 31, 2002		5		1	1	7
Payments		(5)		(1)		(6)

Balance at December 31, 2003	$		$		$1	$1

        Future cash outlays under the exit liabilities are anticipated to be $1 million in 2004.

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

        During 2003, the Company recorded restructuring charges of $21 million related to the permanent closure of one of two paper machines at its Philadelphia, Pennsylvania, coated recycled boxboard mill, the closure of three converting facilities and reduction of the salaried work force primarily in its corrugated containers operations. The assets of the shutdown operations were adjusted to the estimated net realizable value resulting in a non-cash write-down of $11 million. The shutdowns and other rationalization efforts resulted in approximately 350 employees being terminated. The net sales and operating losses of the shutdown operations in 2003 prior to closure were $34 million and $8 million, respectively. The net sales and operating losses of the shutdown operations for the year ended December 31, 2002 were $69 million and $9 million, respectively. The net sales and operating losses of the shutdown operations for the year ended December 31, 2001 were $74 million and $9 million, respectively. No significant additional charges related to these shutdown operations are expected.

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

        The following is a summary of the restructuring liabilities recorded:

	Write-down of Property and Equipment to Fair Value		Severance and Benefits		Lease Commitments	Facility Closure Costs	Other		Total
Balance at January 1, 2001	$		$		$14	$8		$1	$23
Charge		2		1		1			4
Payments				(1)	(2)	(1)		(1)	(5)
Non-cash reduction		(2)							(2)

Balance at December 31, 2001					12	8			20
Charge		3		1					4
Payments				(1)	(2)				(3)
Non-cash reduction		(3)							(3)

Balance at December 31, 2002					10	8			18
Charge		11		8	1	1			21
Payments				(2)	(2)	(1)			(5)
Non-cash reduction		(11)							(11)

Balance at December 31, 2003	$			$6	$9	$8	$		$23

        Future cash outlays are anticipated to be $8 million in 2004, $2 million in 2005, $2 million in 2006, and $11 million thereafter.

5.     Net Property, Plant and Equipment

        Net property, plant and equipment at December 31 consist of:

	2003	2002
Land	$56	$55
Buildings and leasehold improvements	275	285
Machinery, fixtures and equipment	2,074	2,074
Construction in progress	44	49

	2,449	2,463
Less accumulated depreciation	(1,081)	(1,018)

Net property, plant and equipment	$1,368	$1,445

        Depreciation expense was $136 million, $121 million and $114 million for 2003, 2002 and 2001, respectively, excluding depreciation expense related to discontinued operations of $2 million in 2002 and $3 million in 2001. Property, plant and equipment include capitalized leases of $21 million and $42 million and related accumulated amortization of $14 million and $32 million at December 31, 2003 and 2002, respectively.

6.     Timberland Sale and Note Monetization

        The Company sold approximately 980,000 acres of owned and leased timberland in Florida, Georgia and Alabama in October 1999. The final purchase price, after adjustments, was $710 million. The Company received $225 million in cash, with the balance of $485 million in the form of installment notes.

        The Company entered into a program to monetize the installment notes receivable. The notes were sold without recourse to Timber Notes Holdings LLC, a qualified special-purpose entity under the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," for $430 million cash proceeds and a residual interest in the notes. The transaction was accounted for as a sale under SFAS No. 140. The cash proceeds from the sale and monetization transactions were used to prepay borrowings under the JSC(U.S.) Credit Agreement. The residual interest was $43 million and $41 million at December 31, 2003 and 2002, respectively. The key economic assumption used in measuring the residual interest at the date of the monetization was the rate at which the residual cash flows were discounted (9%). At December 31, 2003, the sensitivity on the current fair value of the residual cash flows to immediate 10% and 20% adverse changes in the assumed rate at which the residual cash flows were discounted (9%) was $2 million and $4 million, respectively.

7.     Long-Term Debt

        Long-term debt as of December 31 is as follows:

	2003		2002
Bank Credit Facilities
Tranche A term loan	$		$175
Tranche B term loan (4.4% weighted average variable rate), payable in various installments through March 31, 2007		151	274
Revolving Credit Facility (4.2% weighted average variable rate), due March 31, 2005		94	73
Accounts Receivable Securitization Program Borrowings
Accounts receivable securitization program borrowings (1.2% weighted average variable rate), due in December 2004		177	188
Senior Notes
9.75% unsecured senior notes, due April 1, 2003			26
8.25% unsecured senior notes, due October 1, 2012		700	700
7.50% unsecured senior notes, due June 1, 2013		300
Other Debt
Variable rate industrial revenue bonds (3.4% weighted average variable rate), payable in varying annual payments through 2035		120	120
Other (including obligations under capitalized leases of $10 million and $14 million)		37	45

Total debt		1,579	1,601
Less current maturities		(180)	(37)

Long-term debt		$1,399	$1,564

        The amounts of total debt outstanding at December 31, 2003 maturing during the next five years are as follows:

2004	$180
2005	215
2006	29
2007	137
2008	2
Thereafter	1,016

Bond Offerings

        In May 2003, JSC(U.S.) completed an offering of $300 million of 7.50% unsecured senior notes due 2013. The Company used the proceeds of this issuance to repay the $175 million Tranche A term loan borrowings and $122 million of the outstanding Tranche B term loan borrowings under the JSC(U.S.) credit agreement. In addition, JSC(U.S.) used the proceeds to pay fees and expenses of $3 million related to this transaction. A loss of $2 million was recorded due to early extinguishment of debt.

        In September 2002, JSC(U.S.) completed an offering of $700 million of 8.25% unsecured senior notes due 2012. JSC(U.S.) used the proceeds of this issuance in part to repurchase $474 million of the 9.75% unsecured senior notes due 2003, pay related call premiums of $18 million and pay issuance costs of $12 million. The remaining portion of the 8.25% unsecured senior note proceeds was subsequently used to fund a portion of the purchase price of the Stevenson Mill Acquisition. A loss of $19 million was recorded due to the early extinguishment of debt.

Bank Credit Facilities

        JSC(U.S.) has a bank credit facility (the "JSC(U.S.) Credit Agreement") consisting of a $550 million revolving credit facility ("Revolving Credit Facility"), of which up to $290 million may consist of letters of credit, and one senior secured term loan (Tranche B) aggregating $151 million at December 31, 2003. A commitment fee of 0.5% per annum is assessed on the unused portion of the Revolving Credit Facility. At December 31, 2003, the unused portion of the Revolving Credit Facility, after giving consideration to outstanding letters of credit, was $281 million.

        On June 30, 2003, the Company obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of June 30, 2003 and for future periods through December 31, 2004.

        In December 2002, JSC(U.S.) completed the assumption of the industrial revenue bonds associated with the Stevenson Mill Acquisition, including the payment of $25 million to MeadWestvaco Corporation. All rights and obligations under the indentures and lease agreements have been assumed by JSC(U.S.). The revenue bonds were remarketed on December 19, 2002, with a variable rate of interest with proceeds of $120 million. The revenue bonds are secured by letters of credit in the amount of $122 million issued under the JSC(U.S.) Credit Agreement. Because the maturity of the JSC(U.S.) Credit Agreement is 2005, the $120 million has been classified as a 2005 maturity. However, it is the Company's intent to maintain the JSC(U.S.) Credit Agreement and therefore to maintain the stated maturity of the bonds through 2035.

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

        The obligations under the JSC(U.S.) Credit Agreement are unconditionally guaranteed by SSCC, the Company and the material subsidiaries of JSC(U.S.). The obligations under the JSC(U.S.) Credit Agreement are secured by a security interest in substantially all of the assets of JSC(U.S.) and its material subsidiaries, a pledge of all of the capital stock of the Company, JSC(U.S.) and the material U.S. subsidiaries of JSC(U.S.) and a pledge of 65% of the capital stock of certain foreign subsidiaries of JSC(U.S.) The security interest under the JSC(U.S.) Credit Agreement excludes certain trade receivables and proceeds thereof.

Accounts Receivable Securitization Program Borrowings

        JSC(U.S.) currently has a $255 million accounts receivable securitization program (the "Securitization Program"). The Securitization Program provides for the sale of certain of the Company's trade receivables to a wholly owned, bankruptcy remote, limited purpose subsidiary, Jefferson Smurfit Finance Corporation ("JS Finance"). The accounts receivable purchases are financed through the issuance of commercial paper or through borrowings under a liquidity loan facility. Under the Securitization Program, JS Finance has granted a security interest in all its assets, principally cash and cash equivalents and trade accounts receivable. The Company has $78 million available for additional borrowing at December 31, 2003, subject to eligible accounts receivable.

        The Securitization Program expires in December 2004. As a result, borrowings under the Securitization Program are classified as current maturities. It is the Company's intent to enter into a new accounts receivable securitization program during 2004 to refinance this debt on a long-term basis.

Senior Notes

        The JSC(U.S.) 8.25% unsecured senior notes of $700 million at December 31, 2003 are redeemable in whole or in part at the option of JSC(U.S.) beginning on October 1, 2007 at a price of 104.125% plus accrued interest. The redemption price will decline each year after 2007 and beginning on October 1, 2010 will be 100% of the principal amount, plus accrued interest.

        The JSC(U.S.) 7.50% unsecured senior notes of $300 million at December 31, 2003 are redeemable in whole or in part at the option of JSC(U.S.) beginning on June 1, 2008 at a price of 103.75% plus accrued interest. The redemption price will decline each year after 2008 and beginning on June 1, 2011 will be 100% of the principal amount, plus accrued interest.

        In April 2003, JSC(U.S.) repaid its $26 million 9.75% unsecured senior notes at maturity with borrowings under the Revolving Credit Facility.

        The senior notes, which are unconditionally guaranteed on a senior basis by the Company, rank pari passu with the JSC(U.S.) Credit Agreement and contain business and financial covenants which are less restrictive than those contained in the JSC(U.S.) Credit Agreement.

Other

        Interest costs capitalized on construction projects in 2003, 2002 and 2001 totaled $3 million, $2 million and $2 million, respectively. Interest payments on all debt instruments for 2003, 2002 and 2001 were $104 million, $90 million and $130 million, respectively.

8.     Derivative Instruments and Hedging Activities

        SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires that all derivatives be recorded on the consolidated balance sheets at fair value. Changes in the fair value of derivatives not qualifying as hedges are recorded each period in earnings. Changes in the fair value of derivatives qualifying as hedges are either offset against the change in fair value of the hedged item through earnings or recognized in Other Comprehensive Income ("OCI") until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of the change in fair value of all derivatives is recognized in earnings. Hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly.

        Upon adoption of SFAS No. 133 in 2001, the Company recorded a cumulative effect of an accounting change gain of approximately $2 million (net of tax of $2 million) in OCI.

        The Company's derivative instruments and hedging activities relate to minimizing exposures to fluctuations in the price of commodities used in its operations and are designated as cash flow hedges.

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of December 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is one year. For the years ended December 31, 2003 and 2002, the Company reclassified a $2 million gain (net of tax) and a $3 million loss (net of tax), respectively, from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at December 31, 2003 and 2002 is a $1 million gain included in other current assets. At December 31, 2003 and 2002, the Company recorded a $1 million loss and an immaterial amount, respectively, in cost of goods sold on commodity futures contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying for hedge accounting.

        For the years ended December 31, 2003 and 2002, the Company recorded a $1 million loss and an immaterial amount, respectively, in cost of goods sold on settled commodity futures contracts, related to the ineffective portion of hedges and contracts not qualifying for hedge accounting.

        The cumulative deferred hedge is an immaterial amount and a $1 million gain (net of tax) at December 31, 2003 and 2002, respectively.

9.     Leases

        The Company leases certain facilities and equipment for production, selling and administrative purposes under operating leases. Certain leases contain renewal options for varying periods, and others include options to purchase the leased property during or at the end of the lease term. Future minimum rental commitments (exclusive of real estate taxes and other expenses) under operating leases having initial or remaining noncancelable terms in excess of one year, excluding lease commitments on closed facilities, are reflected below:

2004	$38
2005	30
2006	25
2007	20
2008	10
Thereafter	17

Total minimum lease payments	$140

        Net rental expense for operating leases, including leases having a duration of less than one year, was approximately $56 million, $56 million and $53 million for 2003, 2002 and 2001, respectively.

10.   Guarantees

        The Company has certain woodchip processing contracts, entered into prior to January 1, 2003, extending from 2010 through 2012 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At December 31, 2003 and 2002, the maximum potential amount of future payments related to these guarantees was approximately $24 million and $29 million, respectively, which decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and the Company may not recover in full the guarantee payments made.

11.   Asset Retirement Obligations

        Upon adoption of SFAS No. 143 in 2003, the Company recorded an increase in net property, plant and equipment of $1 million, an asset retirement obligation liability of $6 million and a charge for the cumulative effect of an accounting change of $3 million, net of income taxes of $2 million. The net effect of SFAS No. 143 on the current year statement of operations is immaterial. The pro forma effect of adoption on the statements of operation for the years ended December 31, 2002 and 2001 was also immaterial. The balance of the asset retirement obligation at December 31, 2003 was $6 million.

12.   Income Taxes

        Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

	2003	2002
Deferred tax liabilities
Property, plant and equipment and timberland	$(401)	$(408)
Inventory	(21)	(21)
Timber installment sale	(134)	(134)
Other	(109)	(111)

Total deferred tax liabilities	(665)	(674)

Deferred tax assets
Employee benefit plans	91	158
Net operating loss, alternative minimum tax and tax credit carryforwards	86	61
Restructuring	9	7
Other	39	38

Total deferred tax assets	225	264
Valuation allowance for deferred tax assets	(10)	(10)

Net deferred tax assets	215	254

Net deferred tax liabilities	$(450)	$(420)

        At December 31, 2003, the Company had net operating loss carryforwards for state purposes with a tax value of $25 million, which expire from 2004 through 2023. A valuation allowance of $10 million has been established for a portion of these deferred tax assets. The Company had approximately $61 million of alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which are available indefinitely.

        Provision for income taxes on income from continuing operations before income taxes and cumulative effect of accounting change is as follows:

	2003		2002		2001
Current
Federal	$		$		$(43)
State and local				(3)	(6)

Total current expense				(3)	(49)
Deferred
Federal		(7)		(49)	(17)
State and local		2		(4)	(5)

Total deferred expense		(5)		(53)	(22)

Total provision for income taxes		$(5)		$(56)	$(71)

        The Company's provision for income taxes differed from the amount computed by applying the statutory U.S. federal income tax rate to income from continuing operations before income taxes and cumulative effect of accounting change as follows:

	2003	2002	2001
U.S. federal income tax provision at federal statutory rate	$(9)	$(49)	$(61)
Permanent differences from applying purchase accounting			(2)
Other permanent differences	3	(2)	(1)
State income taxes, net of federal income tax effect	1	(5)	(7)

Total provision for income taxes	$(5)	$(56)	$(71)

        Other permanent differences in 2003 include a $6 million benefit related to the resolution of certain prior year tax matters.

        The Internal Revenue Service is currently examining the years 1999 through 2001. While the ultimate results cannot be predicted with certainty, the Company's management believes that the examination will not have a material adverse effect on its consolidated financial condition or results of operations. The Company has settled the examination for the years 1995 through 1998, resulting in the payment of tax and interest of $50 million. Adequate reserves were available to cover the payment.

        The Company made income tax payments of $53 million, $19 million and $8 million in 2003, 2002 and 2001, respectively.

13.   Employee Benefit Plans

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

        The benefit obligation, fair value of plan assets and the under funded status of the Stone domestic merged defined benefit plans at December 31, 2003 were $940 million, $611 million and $329 million, respectively.

        The SSCC U.S. pension plans' weighted-average asset allocations at December 31, by asset category are as follows:

	2003	2002
Cash equivalents	7%	8%
Debt securities	28%	32%
Equity securities	63%	58%
Other	2%	2%

Total	100%	100%

        Equity securities at December 31, 2003 and 2002 include 2.7 million shares of SSCC common stock with a market value of approximately $49 million and $41 million, respectively (3% of total plan assets).

        The primary objective of the Company's U.S. investment policy is to provide eligible employees with scheduled pension benefits. The basic strategy of this investment policy is to earn the highest risk adjusted rate of return on assets consistent with prudent investor standards identified in the Employee Retirement Income Security Act of 1974. In identifying the target asset allocation that would best meet the above policy, consideration is given to a number of factors including the various pension plans' demographic characteristics, the long-term nature of the liabilities, the sensitivity of the liabilities to interest rates and inflation, the long-term return expectations and risks associated with key asset classes as well as their return relationship with each other, diversification among asset classes and other practical considerations for investing in certain asset classes. The target asset allocation for the U.S. pension plans during a complete market cycle is as follows:

Equity securities	60%
Debt securities	35%
Alternative asset classes	5%

Postretirement Health Care and Life Insurance Benefits

        The Company provides certain health care and life insurance benefits for all salaried as well as certain hourly employees. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation ("APBO") at December 31 are as follows:

	2003	2002
Health care cost trend rate assumed for next year	12.00%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend rate	2011	2009

        The effect of a 1% change in the assumed health care cost trend rate would increase/(decrease) the APBO as of December 31, 2003 by $5 million and $4 million, respectively, and have an immaterial effect on the annual net periodic postretirement benefit cost for 2003.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the "Act") was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Staff Position 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effects of the Act on its APBO and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued, which could require a change to previously reported information.

        The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

	Defined Benefit Plans		Postretirement Plans
	2003	2002	2003		2002
Change in benefit obligation:
Benefit obligation at January 1	$1,264	$1,116		$111		$99
Service cost	26	24		2		2
Interest cost	82	79		7		7
Amendments	11	13		1
Plan participants' contributions				10		8
Curtailments	(3)	(2)		(1)		(1)
Actuarial loss	57	104		10		16
Benefits paid and expected expenses	(74)	(70)		(22)		(20)

Benefit obligation at December 31	$1,363	$1,264		$118		$111

Change in plan assets:
Fair value of plan assets at January 1	$839	$984	$		$
Actual return on plan assets	188	(79)
Employer contributions	72	2		12		12
Plan participants' contributions				10		8
Benefits paid	(71)	(68)		(22)		(20)

Fair value of plan assets at December 31	$1,028	$839	$		$

Over (under) funded status:	$(335)	$(425)		$(118)		$(111)
Unrecognized actuarial loss	367	435		35		27
Unrecognized prior service cost (benefit)	46	43		(2)		(2)

Net amount recognized	$78	$53		$(85)		$(86)

Amounts recognized in the balance sheets:
Accrued benefit liability	$(247)	$(343)		$(85)		$(86)
Intangible asset	46	43
Accumulated other comprehensive (income) loss	279	353

Net amount recognized	$78	$53		$(85)		$(86)

        The increase/(decrease) in the minimum liability included in other comprehensive (income) loss is ($74) million and $261 million for the years ended December 31, 2003 and 2002, respectively.

        The accumulated benefit obligation for all defined benefit pension plans was $1,275 million and $1,182 million at December 31, 2003 and 2002, respectively.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,363 million, $1,275 million and $1,028 million, respectively, as of December 31, 2003 and $1,264 million, $1,182 million and $839 million as of December 31, 2002.

        The components of net pension expense for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Defined Benefit Plans			Postretirement Plans
	2003	2002	2001	2003	2002	2001
Service cost	$26	$24	$20	$2	$2	$1
Interest cost	82	79	77	7	7	7
Expected return on plan assets	(90)	(102)	(103)
Amortization of prior service cost	6	6	4	(1)	(1)
Amortization of net (gain) loss	20	4	(2)	2	2

Net periodic benefit cost	$44	$11	$(4)	$10	$10	$8

        The weighted average assumptions used to determine the benefit obligations at December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

        The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Defined Benefit Plans		Postretirement Plans
	2003	2002	2003	2002
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term return on plan assets	9.00%	9.50%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

        The expected long-term rate of return using the current target asset allocation for the U.S. pension plans is 9%. The fundamental assumptions behind the expected rate of return are the cumulative effect of several estimates, including the anticipated yield on high quality debt securities, the equity risk premium earned by investing in equity securities over a long-term time horizon and active investment management.

        The Company expects to contribute $66 million to its qualified defined benefit plans in 2004. The Company expects to pay benefits of $15 million to its non-qualified defined benefit plans and postretirement plans in 2004.

Savings Plans

        The Company sponsors voluntary savings plans covering substantially all salaried and certain hourly employees. The Company match is paid in SSCC common stock, up to an annual maximum. The Company's expense for the savings plans totaled $11 million, $11 million and $10 million in 2003, 2002 and 2001, respectively.

14.   Stock Option and Incentive Plans

        SSCC maintains the 1992 Jefferson Smurfit Corporation stock option plan (the "1992 Plan") for selected employees of the Company. The 1992 Plan includes non-qualified stock options, issued at prices equal to the fair market value of SSCC's common stock at the date of grant, which expire upon the earlier of twelve years from the date of grant or termination of employment, death or disability. In November 1998, effective with the Merger, all outstanding options for the 1992 Plan became exercisable and fully vested.

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

        Certain grants under the 1998 Plan contain change in control provisions which provide for immediate vesting and exercisability in the event that specific SSCC ownership conditions are met. These grants also allow for immediate vesting and exercisability in the event of retirement. Upon retirement, these options remain exercisable until the earlier of five years from retirement or ten years from the initial grant date. The stock options granted prior to April 2001 vest and become exercisable eight years after the date of grant subject to acceleration based upon the attainment of pre-established stock price targets. Beginning in April 2001, the options granted vest and become exercisable at the rate of 25% each year for four years.

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

15.   Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), net of tax is as follows:

	Minimum Pension Liability		Deferred Hedge Gain (Loss)		Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2001	$		$		$
Cumulative effect of accounting change				2		2
Net changes in fair value of hedging transactions				(8)		(8)
Net loss reclassified into earnings				2		2
Current period change		(56)				(56)

Balance at December 31, 2001		(56)		(4)		(60)
Net changes in fair value of hedging transactions				2		2
Net loss reclassified into earnings				3		3
Current period change		(159)				(159)

Balance at December 31, 2002		(215)		1		(214)

Net changes in fair value of hedging transactions				1		1
Net gain reclassified into earnings				(2)		(2)
Current period change		45				45

Balance at December 31, 2003		$(170)	$			$(170)

16.   Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The Company has completed the required transitional and annual impairment tests and determined there to be no goodwill impairment.

        The following table summarizes the activity of goodwill by segment:

	Containerboard & Corrugated Containers	Consumer Packaging	Total
Balance at January 1, 2002	$119	$72	$191
Goodwill included in gain on disposition of discontinued operations		(6)	(6)
Goodwill reduced as a result of settlement of purchase accounting income tax contingencies	(8)	(5)	(13)

Balance at December 31, 2002	111	61	172
Goodwill acquired		12	12

Balance at December 31, 2003	$111	$73	$184

        Goodwill of $12 million and other intangible assets of $3 million were acquired in connection with the acquisition of the operations of Arko (See Note 3). The other intangible asset is included in other assets on the Company's consolidated financial statements and is being amortized over 8 years.

        Income from continuing operations before cumulative effect of accounting change and net income for the year ended December 31, 2001, adjusted to exclude goodwill amortization expense, are as follows:

Reported income from continuing operations before cumulative effect of accounting change	$104
Goodwill amortization	7

Adjusted income from continuing operations before cumulative effect of accounting change	$111

Reported net income	$108
Goodwill amortization	7

Adjusted net income	$115

17.   Related Party Transactions

Transactions with Stone

        The Company sold and purchased containerboard and recycling products at market prices from Stone as follows:

	2003	2002	2001
Product sales	$422	$370	$311
Product and raw material purchases	558	574	535
Net receivables at December 31	23	19	29

        Corporate shared expenses are allocated between the Company and Stone based on an established formula using a weighted average rate based on net book value of fixed assets, number of employees and sales. Net receivables are settled in cash.

Transactions with JS Group

        JS Group, formerly SSCC's largest stockholder, was a related party of the Company until May 8, 2003 when Michael W. J. Smurfit, Anthony P. J. Smurfit, Dermot F. Smurfit, and Howard E. Kilroy, each of whom were current or former directors or executive officers of JS Group, retired from SSCC's Board of Directors. Previously, in September 2002, JS Group distributed to its stockholders substantially all of its 71.6 million shares of SSCC common stock, which represented approximately 29.3% of the outstanding SSCC common stock.

        Product sales to/from JS Group, its subsidiaries and affiliated companies through May 8, 2003 were as follows:

	2003	2002	2001
Product sales	$14	$33	$32
Product and raw material purchases	2	10	20
Management services income	1	1	2
Charges from JS Group for services provided		1	1
Receivables at December 31		6	2
Payables at December 31			6

        Product sales to and purchases from JS Group, its subsidiaries and affiliates are consummated on terms generally similar to those prevailing with unrelated parties.

        The Company provided certain subsidiaries and affiliates of JS Group with general management and elective management services under separate Management Services Agreements. In consideration for general management services, the Company was paid a fee up to 2% of the subsidiaries' or affiliates' gross sales. In consideration for elective services, the Company was reimbursed for its direct cost of providing such services. All such management services were terminated on or prior to December 31, 2003.

Transactions with SSCC

        During 2003, SSCC contributed $31 million to the Company, increasing additional paid-in capital.

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

        SSCC has the option, in lieu of paying accrued interest in cash, to pay the accrued interest by adding the amount of accrued interest to the principal amount of the notes. Interest income of $80 million, $73 million and $65 million in 2003, 2002 and 2001, respectively, has been added to the principal amount of the notes. In addition, the note balance fluctuates due to stock option proceeds received by the Company on behalf of SSCC and other stock compensation related items. The notes are unsecured obligations of SSCC.

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

Other Transactions

        Leigh J. Abramson, a member of the Company's Board of Directors until May 8, 2003, is a Managing Director of Morgan Stanley & Co. Incorporated, which has provided, and continues to provide, various financial services to the Company, including investment banking, investment management, financial advisory and commodity hedging. Payments made to Morgan Stanley & Co. Incorporated, representing commissions earned, were approximately $3 million during 2002, an immaterial amount in 2001 and an immaterial amount in 2003 through May 8, 2003. Mr. Abramson resigned from SSCC's Board of Directors effective May 8, 2003.

        Thomas A. Reynolds, III, a member of the Company's Board of Directors, is a member of the Executive Committee of the law firm of Winston & Strawn LLP, which has provided, and continues to provide, legal services to the Company and its subsidiaries.

18.   Fair Value of Financial Instruments

        The carrying amounts and fair values of the Company's financial instruments are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$8	$8	$5	$5
Notes receivable from SSCC	582	582	561	561
Residual interest in timber notes	43	43	41	41
Derivative assets	1	1	1	1
Long-term debt, including current maturities	1,579	1,661	1,601	1,615

        The carrying amount of cash equivalents approximates fair value because of the short maturity of those instruments. The fair values of notes receivable from SSCC and the residual interest in timber notes are based on discounted future cash flows. The fair value of the Company's derivatives is based on prevailing market rates at December 31, 2003. The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

19.   Contingencies

        In November 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company which were based on allegations of a conspiracy among containerboard manufacturers in 1993-95. The Company will make aggregate settlement payments of $36 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005. The settlement is subject to final court approval following a fairness hearing to be held on March 26, 2004. All of the other defendants have also entered into agreements to settle these class actions; however, all of the defendants in the class actions continue to be defendants in twelve lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. The Company recorded pretax charges of $44 million in 2003 to accrue for the settlement and estimated liability of the opt-out cases. The Company believes the liability for these matters was adequately reserved at December 31, 2003.

        The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liabilities as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. The Company's relative percentage of waste deposited at these sites range from less than 1% to 6%. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the relative percentage of waste deposited at each site, the number of other PRPs, the identity and financial condition of such parties and experience regarding similar matters. As of December 31, 2003, the Company had approximately $12 million reserved for environmental liabilities included in other long-term liabilities in the consolidated balance sheet. The Company believes the liability for these matters was adequately reserved at December 31, 2003.

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

20. Business Segment Information

        On January 1, 2003, the Company began reporting the elimination of intercompany profit and the adjustment to record inventory at LIFO at the segment level for management reporting purposes. The information for prior periods has been restated in order to conform to the 2003 presentation.

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

        The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and leases. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at market prices.

        The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items. Corporate related items include expenses not allocated to reportable segments including corporate expenses, restructuring charges, goodwill amortization (prior to 2002) and interest expense.

        A summary by business segment follows:

	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other		Total
Year ended December 31, 2003
Revenues from external customers	$2,175	$1,030	$446	$		$3,651
Intersegment revenues	46		112			158
Depreciation, depletion and amortization	78	30	3		25	136
Segment profit (loss)	88	44	22		(129)	25
Total assets	1,229	472	73		1,077	2,851
Expenditures for long-lived assets	34	27	2		33	96
Year ended December 31, 2002
Revenues from external customers	$1,955	$1,021	$469		$11	$3,456
Intersegment revenues	45		94			139
Depreciation, depletion and amortization	67	29	3		22	121
Segment profit (loss)	124	76	19		(79)	140
Total assets	1,382	484	69		983	2,918
Expenditures for long-lived assets	45	30	1		16	92
Year ended December 31, 2001
Revenues from external customers	$1,905	$1,047	$375		$17	$3,344
Intersegment revenues	44		63			107
Depreciation, depletion and amortization	63	29	3		26	121
Segment profit (loss)	170	94	6		(95)	175
Total assets	1,028	468	68		980	2,544
Expenditures for long-lived assets	30	23	3		30	86

        The following table presents net sales to external customers by country of origin:

	2003	2002	2001
United States	$3,621	$3,425	$3,326
Foreign	30	31	18

Total net sales	$3,651	$3,456	$3,344

21.   Quarterly Results (Unaudited)

        The following is a summary of the unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net sales	$899	$930	$928	$894
Gross profit	100	116	110	103
Income (loss) from continuing operations before cumulative effect of accounting change	6	19	(2)	(3)
Cumulative effect of accounting change	(3)
Net income (loss)	3	19	(2)	(3)
2002
Net sales	$772	$846	$914	$924
Gross profit	104	124	113	128
Income from continuing operations before cumulative effect of accounting change	16	33	8	27
Discontinued operations	1	2	2
Gain on disposition of discontinued operations			22
Net income	17	35	32	27

22.   Subsequent Event

        During January 2004, as part of the Company's overall strategy to rationalize operations and cut costs in response to market conditions, the Company announced the closure of an additional converting facility. This shutdown will result in work force reduction of approximately 140 employees. The Company expects to take a pretax charge of approximately $5 million in 2004 related to this closure, approximately $2 million of which is a non-cash charge to write-down fixed assets. The charge is an estimate that will be finalized in 2004.

JSCE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)

Column A	Column B	Column C		Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Other Describe	Deductions Describe	Balance at End of Period
Allowance for doubtful accounts and sales returns and allowances:
Year ended December 31, 2003	$11		$9	$	$7(a)	$13
Year ended December 31, 2002	$11		$4	$	$4(a)	$11
Year ended December 31, 2001	$9		$4	$	$2(a)	$11
Exit Liabilities:
Year ended December 31, 2003	$7	$		$	$6(b)	$1
Year ended December 31, 2002	$	$		$7(c)	$	$7
Restructuring:
Year ended December 31, 2003	$18		$21	$	$16(b)	$23
Year ended December 31, 2002	$20		$4	$	$6(b)	$18
Year ended December 31, 2001	$23		$4	$	$7(b)	$20
(a)
Uncollectible amounts written off, net of recoveries.

(b)
Charges against the reserves.

(c)
Charges associated with the exit liabilities included in the purchase price allocation of the Stevenson Mill Acquisition.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

        None.

ITEM 9a.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that, as of such date, our disclosure controls and procedures were adequate and effective.

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

PART III

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Ernst & Young LLP was appointed by the Audit Committee of Smurfit-Stone's Board of Directors as our independent auditors. During 2003 and 2002, Smurfit-Stone paid Ernst & Young LLP a total of $3.5 million and $3.9 million, respectively, with such amounts allocated between Jefferson Smurfit (U.S.) and Stone Container based on Smurfit-Stone's customary allocation formula. Amounts expensed by Jefferson Smurfit (U.S.) were as follows:

(In millions)	2003	2002
Audit fees and expenses	$0.8	$0.8
Audit related fees and expenses	0.3	0.2
Tax related fees and expenses	0.3	0.5
All other fees and expenses	0.0	0.0

Total	$1.4	$1.5

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) and (2) The list of Financial Statements and Financial Statement Schedules required by this item is included in Item 8.
(3) Exhibits
3.1	Certificate of Incorporation of JSCE, Inc. ("JSCE") (incorporated by reference to Exhibit 3.1 to JSCE's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).
3.2	By-laws of JSCE (incorporated by reference to Exhibit 3.2 to JSCE's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

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
10.1*
Jefferson Smurfit Corporation (U.S.) Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.7 to Smurfit-Stone Container Corporation's ("SSCC") Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
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
10.4(a)
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
10.4(b)
Amendment No. 1, dated as of June 30, 2003, to the Third Amended and Restated Credit Agreement, dated as of September 26, 2002 among JSC(U.S.), SSCC, JSCE, Inc., The Lenders and Fronting Banks parties thereto, The Managing Agents named therein, JPMorgan Chase Banks, as Administrative Agent and Deutsche Bank Trust Company Americas, as Senior Managing Agent (incorporated by reference to Exhibit 10.4(b) to JSCE, Inc.'s Registration Statement on Form S-4 (File No. 333-106042)).
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

10.6*
Consulting Agreement, dated as of October 24, 1996, by and between James E. Terrill and JSC(U.S.) (incorporated by reference to Exhibit 10.15 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
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
10.14*	Employment Agreement of William N. Wandmacher (incorporated by reference to Exhibit 10.31 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.15*	Employment Agreement of F. Scott Macfarlane (incorporated by reference to Exhibit 10.32 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.16*	Employment Agreement of James P. Davis (incorporated by reference to Exhibit 10.22 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.17*	Employment Agreement of Charles A. Hinrichs (incorporated by reference to Exhibit 10.22 to SSCC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
Indicates a management contract or compensation plan or arrangement.

(b)
Reports on Form 8-K.

        Form 8-K dated February 3, 2004 was furnished to the Securities and Exchange Commission in connection with the announcement of JSCE's earnings for the fourth quarter of 2003 and the full year ended December 31, 2003 and the disclosure of EBITDA for the full year ended December 31, 2003.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JSCE, INC. (Registrant)
Date March 3, 2004	By	/s/ CHARLES A. HINRICHS
Charles A. Hinrichs Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ PATRICK J. MOORE Patrick J. Moore	President and Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2004
/s/ CHARLES A. HINRICHS Charles A. Hinrichs	Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 3, 2004
/s/ PAUL K. KAUFMANN Paul K. Kaufmann	Vice President and Corporate Controller (Principal Accounting Officer)	March 3, 2004

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA (g)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9a. CONTROLS AND PROCEDURES
PART III
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Signatures