Form 10-Q
period 2004-03-31
JSCE INC
filed 2004-05-10
CIK 727742

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For Quarter Ended March 31, 2004
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of March 31, 2004, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JSCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, (In millions)	2004	2003
Net sales	$907	$899
Costs and expenses
Cost of goods sold	824	799
Selling and administrative expenses	82	83
Restructuring charges	5	3

Income (loss) from operations	(4)	14
Other income (expense)
Interest income from SSCC	20	20
Interest expense	(27)	(25)
Other, net	1	1

Income (loss) before income taxes and cumulative effect of accounting change	(10)	10
Benefit from (provision for) income taxes	4	(4)

Income (loss) before cumulative effect of accounting change	(6)	6
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $2		(3)

Net income (loss)	$(6)	$3

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6	$8
Receivables, less allowances of $13 in 2004 and 2003	335	319
Inventories
Work-in-process and finished goods	97	92
Materials and supplies	126	121

	223	213
Refundable income taxes	2	8
Deferred income taxes	13	10
Prepaid expenses and other current assets	17	9

Total current assets	596	567
Net property, plant and equipment	1,354	1,368
Timberland, less timber depletion	2	2
Goodwill	184	184
Notes receivable from SSCC	600	582
Other assets	149	148

	$2,885	$2,851

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Current maturities of long-term debt	$266	$180
Accounts payable	254	229
Accrued compensation and payroll taxes	79	84
Interest payable	40	21
Other current liabilities	77	60

Total current liabilities	716	574
Long-term debt, less current maturities	1,309	1,399
Other long-term liabilities	390	429
Deferred income taxes	456	460
Stockholder's equity (deficit)
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	1,193	1,160
Retained earnings (deficit)	(1,009)	(1,001)
Accumulated other comprehensive income (loss)	(170)	(170)

Total stockholder's equity (deficit)	14	(11)

	$2,885	$2,851

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, (In millions)	2004	2003
Cash flows from operating activities
Net income (loss)	$(6)	$3
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Cumulative effect of accounting change for asset retirement obligations		5
Depreciation, depletion and amortization	35	33
Amortization of deferred debt issuance costs	1	1
Deferred income taxes	(1)	1
Pension and postretirement benefits	(19)	7
Non-cash restructuring charges	2
Non-cash interest income from SSCC	(20)	(20)
Change in current assets and liabilities
Receivables	(21)	(7)
Inventories	(10)	3
Prepaid expenses and other current assets	(8)	(10)
Accounts payable and accrued liabilities	20	(10)
Interest payable	20	14
Other, net	(1)	3

Net cash provided by (used for) operating activities	(8)	23

Cash flows from investing activities
Expenditures for property, plant and equipment	(19)	(28)
Notes receivable from SSCC	5	5

Net cash used for investing activities	(14)	(23)

Cash flows from financing activities
Net borrowings (repayments) under accounts receivable securitization program	(2)	15
Net repayments of debt	(9)	(2)
Capital contribution from SSCC	33
Dividends paid	(2)	(2)

Net cash provided by financing activities	20	11

Increase (decrease) in cash and cash equivalents	(2)	11
Cash and cash equivalents
Beginning of period	8	5

End of period	$6	$16

See notes to consolidated financial statements.

JSCE, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

1.     Significant Accounting Policies

        The accompanying consolidated financial statements and notes thereto of JSCE, Inc. have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which management believes necessary (which include only normal recurring accruals) to present fairly the Company's financial position, results of operations and cash flows. These statements, however, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the JSCE, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 ("10-K"), filed March 3, 2004 with the Securities and Exchange Commission.

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

3.     Stock-Based Compensation

        Employees of JSC(U.S.) participate in SSCC's 1998 Long-Term Incentive Plan which reserves shares of SSCC common stock for non-qualified stock options, restricted stock units and performance awards.

        In the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," effective as of January 1, 2003. The Company selected the prospective transition method as allowed in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which requires expensing options prospectively, beginning in the year of adoption. Because the prospective method was used and awards vest over three to eight years, the 2003 and 2004 expense is less than what would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

        The following table illustrates the effect on net income (loss) if the fair value based method had been applied to all outstanding and unvested awards under the SSCC 1998 Long-Term Incentive Plan in each period.

	Three months ended March 31,
	2004	2003
Net income (loss) as reported	$(6)	$3
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(1)

Pro forma net income (loss)	$(7)	$2

4.     Asset Retirement Obligations

        Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company's asset retirement obligations relate primarily to environmental requirements upon closure of an operating facility. Certain of the Company's facilities have indeterminate lives because they are expected to remain in operation for the foreseeable future. Consequently, the asset retirement obligations related to these facilities cannot be reasonably estimated.

        Upon adoption of SFAS No. 143, the Company recorded an increase in net property, plant and equipment of $1 million, an asset retirement obligation liability of $6 million and a charge for the cumulative effect of an accounting change of $3 million, net of income taxes of $2 million.

5.     Restructuring and Exit Liabilities

        As part of the Company's continued overall strategy to rationalize operations and cut costs in response to market conditions, the Company recorded restructuring charges of $5 million during the first quarter of 2004 related to the closure of one converting facility. The assets of this facility were adjusted to the estimated net realizable value resulting in a $2 million non-cash write down. The remaining charges are primarily for severance and benefits resulting from approximately 155 employees being terminated. The net sales and operating loss of this facility in 2004 prior to closure were $7 million and $1 million, respectively. The net sales and operating loss of this facility in 2003 were $31 million and $2 million, respectively.

        At December 31, 2003, the Company had $24 million of exit liabilities related to the restructuring of operations. During the first quarter, the Company had $5 million of cash disbursements related to these exit liabilities.

6.     Long-Term Debt

        In April 2004, JSC(U.S.) obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of March 31, 2004, and for future periods through December 31, 2004.

7.     Guarantees

        Effective January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which clarifies and expands on existing disclosure requirements for guarantees and requires the Company to recognize a liability for the fair value of its obligations under that guarantee.

        The Company has certain woodchip processing contracts, entered into prior to January 1, 2003, extending from 2010 through 2012 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At March 31, 2004, the maximum potential amount of future payments related to these guarantees is approximately $24 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

8.     Employee Benefit Plans

        The Company participates in the SSCC sponsored noncontributory defined benefit pension plans covering substantially all employees. The defined benefit plans of the Company are combined with defined benefit plans of Stone Container Corporation.

        The Company's postretirement plans provide certain health care and life insurance benefits for all salaried as well as certain hourly employees.

        The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended March 31,
	Defined Benefit Plans		Postretirement Plans
	2004	2003	2004	2003
Service cost	$8	$6	$1	$1
Interest cost	21	20	2	1
Expected return on plan assets	(24)	(22)
Amortization of prior service cost	1	2
Amortization of net loss	7	5
Curtailment	1

Net periodic benefit cost	$14	$11	$3	$2

        The Company's 2004 expected contributions to its qualified defined benefit plans and benefit payments to its non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2003.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the "Act") was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Financial Staff Position ("FSP") 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effect of the Act on its accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued.

        In February 2004, the FASB proposed FSP No. FAS 106-b, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act. Under FSP No. FAS 106-b, the Company would be required to determine by the end of the first interim period beginning after June 15, 2004, whether its retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. If its plans are actuarially equivalent to Medicare Part D, the Company must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004. The Company has determined that certain of its plans are actuarially equivalent to Medicare Part D and estimates the impact of the Act would reduce its APBO as of December 31, 2003 by approximately $4 million. The Company's postretirement benefit costs would be reduced by approximately $1 million in 2004.

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

Commodity Futures Contracts

        The Company uses exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of March 31, 2004, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is nine months. For the three months ended March 31, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's futures contracts at March 31, 2004 is immaterial. At March 31, 2004, the Company recorded an immaterial amount in cost of goods sold on commodity futures contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying for hedge accounting.

        For the three months ended March 31, 2004, the Company recorded an immaterial amount in cost of goods sold on settled commodity futures contracts, related to the ineffective portion of hedges and contracts not qualifying for hedge accounting.

        The cumulative deferred hedge is zero at March 31, 2004.

10.   Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended March 31,
	2004	2003
Net income (loss)	$(6)	$3
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments		2
Net gain reclassified into earnings		(1)

Comprehensive income (loss)	$(6)	$4

11.   Related Party Transaction

        During the first quarter of 2004, SSCC contributed $33 million to the Company, increasing additional paid-in capital.

12.   Business Segment Information

        The Company has three reportable segments: (1) Containerboard and Corrugated Containers, (2) Consumer Packaging and (3) Reclamation. The Containerboard and Corrugated Containers segment is highly integrated. It includes a system of mills and plants that produces a full line of containerboard that is converted into corrugated containers. Corrugated containers are used to transport such diverse products as home appliances, electric motors, small machinery, grocery products, produce, books, tobacco and furniture. The Consumer Packaging segment is also highly integrated. It includes a system of mills and plants that produce a broad range of coated recycled boxboard that is converted into folding cartons. Folding cartons are used primarily to protect and market products such as food, fast food, detergents, paper products, beverages, health and beauty aids and other consumer products, while providing point of purchase advertising. The Consumer Packaging segment also produces flexible packaging, paper and metalized paper and heat transfer labels used in a wide range of consumer applications. The Reclamation segment collects recovered paper generated by industrial, commercial and residential sources which is used as raw material for the Company's containerboard and boxboard mills as well as for sales to third party mills.

        The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest expense and other non-operating gains and losses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company's 10-K. Intersegment sales and transfers are recorded at market prices.

        The Company's reportable segments are strategic business units that offer different products. The reportable segments are each managed separately because they manufacture distinct products. Other includes corporate related items. Corporate related items include expenses not allocated to reportable segments including corporate expenses, restructuring charges and interest expense.

        A summary by business segment follows:

Three months ended March 31,	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other		Total
2004
Revenues from external customers	$529	$253	$125	$		$907
Intersegment revenues	9		31			40
Segment profit (loss)	(3)	12	6		(25)	(10)
2003
Revenues from external customers	$536	$256	$107	$		$899
Intersegment revenues	12		26			38
Segment profit (loss)	9	12	6		(17)	10

13.   Contingencies

        In November 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company which were based on allegations of a conspiracy among containerboard manufacturers in 1993-95. The Company agreed to make aggregate settlement payments of $36 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005. All of the other defendants have also entered into agreements to settle these class actions; however, most of the defendants in the class actions continue to be defendants in twelve lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. The Company recorded pretax charges of $44 million in 2003 to accrue for the class action settlement and estimated liability of the opt-out cases. The Company believes the liability for these matters was adequately reserved at March 31, 2004.

        The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters. As of March 31, 2004, the Company had approximately $12 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet. The Company believes the liability recorded for these matters was adequately reserved at March 31, 2004.

        If all or most of the other PRPs are unable to satisfy their portion of the clean up costs at one or more of the significant sites in which the Company is involved or the Company's expected share increases, the resulting liability could have a material adverse effect on the Company's consolidated financial condition or results of operations.

        The Company is a defendant in a number of lawsuits and claims arising out of the conduct of its business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against the Company cannot be predicted with certainty, management of the Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial condition or results of operations.

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

  •
  fluctuations in energy cost;

  •
  fluctuations in wood fiber and reclaimed fiber costs;

  •
  our substantial leverage; and

  •
  obtaining required consents or waivers of creditors in the event we are unable to satisfy covenants in our debt instruments.

        Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date hereof.

RESULTS OF OPERATIONS

Overview

        For the first quarter of 2004, we had a net loss of $6 million compared to net income of $3 million for the first quarter of 2003. The $9 million decline compared to last year was due primarily to lower sales prices and higher fiber cost.

        While our results were disappointing, the economic recovery in the United States is beginning to have a positive impact on packaging demand. Mill operating rates are improving, reflecting healthy demand, and container shipments are increasing. We believe the containerboard price increases communicated to our customers in the first quarter of 2004 and corresponding increases for corrugated containers will be successfully implemented. We have also advised customers of price increases on bleached board and coated recycled boxboard.

First Quarter 2004 Compared to First Quarter 2003

	Three months ended March 31,
	2004		2003
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$529	$(3)	$536	$9
Consumer packaging	253	12	256	12
Reclamation	125	6	107	6

Total segment operations	$907	15	$899	27

Restructuring charges		(5)		(3)
Interest income from Smurfit-Stone		20		20
Interest expense		(27)		(25)
Litigation charges				(5)
Corporate expenses and other (1)		(13)		(4)

Income (loss) before income taxes and cumulative effect of accounting change		$(10)		$10

(1)
Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

        The decline in our results was due primarily to lower profits in the Containerboard and Corrugated Containers segment as a result of lower average selling prices and higher fiber cost. Consolidated net sales of $907 million in 2004 were 1% higher compared to 2003 due primarily to an increase in corrugated container shipments and higher sales prices for reclamation products. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Total
Sales prices and product mix	$(25)	$(6)	$22	$(9)
Sales volume	18	3	(4)	17

Total	$(7)	$(3)	$18	$8

        Cost of goods sold increased in 2004 due primarily to the higher cost of reclaimed fiber ($22 million). Cost of goods sold as a percent of net sales increased from 89% in 2003 to 91% in 2004 due primarily to the higher cost of reclaimed fiber.

        Selling and administrative expenses decreased slightly in 2004 due primarily to the litigation charges in 2003. Selling and administrative expenses as a percent of net sales was 9% in 2004, comparable to 2003.

        We recorded restructuring charges of $5 million in 2004 related to the closure of a converting facility. The assets of this facility were adjusted to the estimated net realizable value resulting in a $2 million non-cash write down. The shutdown resulted in approximately 155 employees being terminated.

        The 2004 restructuring activity is a continuation of Smurfit-Stone's restructuring strategy announced in the fourth quarter of 2003 to rationalize operations and cut costs in response to expected future market conditions. Smurfit-Stone's rationalization process, when completed, is expected to result in annual savings of approximately $140 million, a portion of which will be realized at JSCE, Inc. Through the first quarter of 2004, Smurfit-Stone has reduced the workforce of its subsidiaries by approximately 1,200 positions and realized approximately $36 million of savings from headcount reductions, reduced fixed costs and process improvements.

        Interest expense increased $2 million due to the impact of higher overall average interest rates. The overall average effective interest rate in 2004 was higher than 2003 by approximately 40 basis points.

        Provision for income taxes in 2004 differed from the amount computed by applying the statutory U.S. tax rate to income before taxes and cumulative effect of accounting change due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales decreased by 1% due primarily to lower average sales prices for containerboard and corrugated containers. Shipments of corrugated containers increased by 4.1%. Production of containerboard increased by 5%. Our containerboard mills operated at an average rate of 85.5% of capacity in 2004 compared to 81.1% in 2003. Production of solid bleached sulfate declined by 17% due primarily to the timing of maintenance shutdowns.

        Profits decreased by $12 million due primarily to the lower average sales prices and higher costs of wood and reclaimed fiber. Savings from Smurfit-Stone's restructuring activities announced in the fourth quarter of 2003 were realized, but they were offset by certain operational inefficiencies and other cost increases as we realigned production in our containerboard system, while reducing headcount.

Consumer Packaging Segment

        Net sales decreased 1%. Increases in shipments of flexible packaging products and folding cartons by Arko Paper Products, Inc., which was acquired on May 31, 2003, were offset by lower product prices and the closure of a converting facility. Production of coated recycled boxboard was lower by 4% due primarily to the permanent closure of a paper machine. However, coated recycled boxboard production was 4% higher than in the fourth quarter of 2003 as our mills operated at higher operating rates. Recent backlogs have been strong and we anticipate increased prices for coated recycled boxboard in the second quarter. Profits were comparable to last year.

Reclamation Segment

        Net sales in 2004 increased by 17% due primarily to higher sales prices. The average price of old corrugated containers, our predominant grade of recycled fiber, increased by approximately $25 per ton. Total tons of fiber reclaimed and brokered decreased 4% as a result of the shutdown of three of Smurfit-Stone's paper machines in the fourth quarter of 2003. Profits of $6 million were comparable to 2003.

Statistical Data

	Three months ended March 31,
(In thousands of tons, except as noted)
	2004	2003
Mill production:
Containerboard	493	469
Solid bleached sulfate	40	48
Coated recycled boxboard	141	147
Corrugated containers sold (billion sq. ft.)	7.7	7.4
Folding cartons sold	128	129
Fiber reclaimed and brokered	1,616	1,678

LIQUIDITY AND CAPITAL RESOURCES

        The following table summarizes our cash flows for the three months ended March 31,:

(In millions)	2004	2003
Net cash provided by (used for):
Operating activities	$(8)	$23
Investing activities	(14)	(23)
Financing activities	20	11

Net increase (decrease) in cash	$(2)	$11

Net Cash Provided By (Used For) Operating Activities

        Net cash used for operating activities in 2004 was $8 million. The decrease of $31 million compared to 2003 was due primarily to lower segment profits and higher pension contributions. Segment profits declined due primarily to lower average selling prices and higher cost of fiber. Contributions to our pension plans were $34 million in 2004 compared to $1 million in 2003. Working capital decreased by $1 million in the first three months of 2004, as compared to an increase of $10 million for the same period last year.

Net Cash Used For Investing Activities

        Net cash used for investing activities was $14 million in 2004. The decrease compared to last year was due primarily to lower expenditures for property, plant and equipment. The $19 million expended for property, plant and equipment included $2 million for environmental projects and $17 million for upgrades, modernization and expansion.

Net Cash Provided By Financing Activities

        Net cash provided by financing activities in 2004 increased $9 million compared to last year due to capital contributions from Smurfit-Stone of $33 million. The cash provided by financing activities was used to fund operating and investing activities.

        On April 21, 2004, Jefferson Smurfit (U.S.) obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of March 31, 2004 and for future periods through December 31, 2004. We expect to remain in compliance with all of the financial covenants contained in the Jefferson Smurfit (U.S.) credit agreement.

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

Future Cash Flows

        Scheduled debt payments, including capital lease payments, for the remainder of 2004 and for 2005 total $180 million and $209 million, respectively. Jefferson Smurfit (U.S.)'s Accounts Receivable Securitization Program, which has an outstanding balance of $176 million at March 31, 2004, expires in December 2004. Jefferson Smurfit (U.S.) intends to enter into a new accounts receivable program during 2004 to refinance this debt. Jefferson Smurfit (U.S.)'s revolving credit facility matures in 2005. Smurfit-Stone is currently evaluating refinancing alternatives, including a merger of Jefferson Smurfit (U.S.) with Stone Container, and as part of such merger, the separate senior secured bank financings of each of Jefferson Smurfit (U.S.) and Stone Container may be combined into a new single senior secured bank facility. Also, we will continue to pursue opportunities to reduce interest costs by refinancing certain of Jefferson Smurfit (U.S.)'s debt obligations. Jefferson Smurfit (U.S.) has historically had good access to capital markets and expects to be able to repay or refinance its debt maturities on or before the maturity dates. Although Jefferson Smurfit (U.S.) believes it will have access to the capital markets in the future, these markets are volatile and Jefferson Smurfit (U.S.) cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such event, Jefferson Smurfit (U.S.) would explore additional options such as the sale or monetization of assets.

        We intend to hold capital expenditures for 2004 significantly below our anticipated annual depreciation level of approximately $130 million. As of March 31, 2004, we had authorized commitments for capital expenditures of $45 million.

        We recorded restructuring charges of $5 million in 2004, which included $3 million for exit liabilities. The exit liabilities were principally for severance cost and will be paid in 2004. There were no material cash disbursements related to these charges for the three months ended March 31, 2004.

        As of December 31, 2003, we had $24 million of exit liabilities related to the Smurfit-Stone merger, the acquisition of the Stevenson mill and related assets and other restructuring activities. During the three months ended March 31, 2004, we incurred cash expenditures of approximately $5 million for these exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

        As described in our 2003 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $335 million as of December 31, 2003. For the three months ended March 31, 2004, we contributed $34 million to the pension plans, and expect to contribute a total of approximately $70 million in 2004. Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates and the earnings performance of our plan assets.

        We expect an improvement in our profitability and cash flow from operations for the remainder of 2004, provided the economic expansion continues and we are successful in implementing our planned price increases. As of March 31, 2004, Jefferson Smurfit (U.S.) had $288 million of unused borrowing capacity under its bank credit facility. We expect these cash sources and our anticipated financing activities will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, the antitrust settlement, severance costs and other rationalization expenditures, expenditures related to environmental compliance and other capital expenditures.

PROSPECTIVE ACCOUNTING STANDARD

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the Act) was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) 106-1, issued in January 2004, related to the Act, we elected to defer recognizing the effect of the Act on our accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued.

        In February 2004, the FASB proposed FSP No. FAS 106-b, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act. Under FSP No. FAS 106-b, we would be required to determine by the end of the first interim period beginning after June 15, 2004, whether our retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. If our plans are actuarially equivalent to Medicare Part D, we must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004. We have determined that certain of our plans are actuarially equivalent to Medicare Part D and estimate the impact of the Act would reduce our APBO as of December 31, 2003 by approximately $4 million. Our postretirement benefit costs would be reduced by approximately $1 million in 2004.

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

Commodity Price Risk

        We periodically enter into exchange traded futures contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of March 31, 2004, we had futures contracts to hedge approximately 15% of our expected natural gas requirements through December 2004. Our objective is to fix the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The change in energy cost described in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" include the impact of the natural gas futures contracts. See Note 9 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect JSCE, Inc. from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at March 31, 2004.

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

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:

10.1	Amendment No. 2 and Waiver, dated as of March 31, 2004, to the Third Amended and Restated Credit Agreement, dated as of September 26, 2002 among JSC(U.S.), SSCC, JSCE, Inc., The Lenders and Fronting Banks parties thereto, The Managing Agents named therein, JPMorgan Chase Banks, as Administrative Agent and Deutsche Bank Trust Company Americas, as Senior Managing Agent.
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

JSCE, Inc. (Registrant)
Date: May 10, 2004	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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