Form 10-Q
period 2004-06-30
JSCE INC
filed 2004-08-06
CIK 727742

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For Quarter Ended June 30, 2004
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of June 30, 2004, the registrant had outstanding 1,000 shares of common stock, $.01 par value per share, all of which are owned by Smurfit-Stone Container Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JSCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)
	2004	2003	2004	2003
Net sales	$958	$930	$1,865	$1,829
Costs and expenses
Cost of goods sold	850	814	1,674	1,613
Selling and administrative expenses	80	80	162	163
Restructuring charges	2	1	7	4
Loss on sale of assets		1		1

Income from operations	26	34	22	48
Other income (expense)
Interest income from SSCC	21	20	41	40
Interest expense	(27)	(25)	(54)	(50)
Loss on early extinguishment of debt		(2)		(2)
Other, net	1		2	1

Income before income taxes and cumulative effect of accounting change	21	27	11	37
Provision for income taxes	(8)	(8)	(4)	(12)

Income before cumulative effect of accounting change	13	19	7	25
Cumulative effect of accounting change
Asset retirement obligations, net of income tax benefit of $2				(3)

Net income	$13	$19	$7	$22

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6	$8
Receivables, less allowances of $14 in 2004 and $13 in 2003	368	319
Inventories
Work-in-process and finished goods	96	92
Materials and supplies	126	121

	222	213
Refundable income taxes	2	8
Deferred income taxes	16	10
Prepaid expenses and other current assets	18	9

Total current assets	632	567
Net property, plant and equipment	1,333	1,368
Timberland, less timber depletion	2	2
Goodwill	184	184
Notes receivable from SSCC	617	582
Other assets	150	148

	$2,918	$2,851

Liabilities and Stockholder's Equity (Deficit)
Current liabilities
Current maturities of long-term debt	$435	$180
Accounts payable	245	229
Accrued compensation and payroll taxes	79	84
Interest payable	20	21
Other current liabilities	77	60

Total current liabilities	856	574
Long-term debt, less current maturities	1,188	1,399
Other long-term liabilities	373	429
Deferred income taxes	464	460
Stockholder's equity (deficit)
Common stock, par value $.01 per share; 1,000 shares authorized, issued and outstanding
Additional paid-in capital	1,205	1,160
Retained earnings (deficit)	(998)	(1,001)
Accumulated other comprehensive income (loss)	(170)	(170)

Total stockholder's equity (deficit)	37	(11)

	$2,918	$2,851

See notes to consolidated financial statements.

JSCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, (In millions)	2004	2003
Cash flows from operating activities
Net income	$7	$22
Adjustments to reconcile net income to net cash used for operating activities
Loss on early extinguishment of debt		2
Cumulative effect of accounting change for asset retirement obligations		5
Depreciation, depletion and amortization	71	67
Amortization of deferred debt issuance costs	2	2
Deferred income taxes	5	8
Pension and postretirement benefits	(40)	(35)
Non-cash restructuring charges	2
Non-cash interest income from SSCC	(41)	(40)
Change in current assets and liabilities, net of effects from acquisitions
Receivables	(56)	(30)
Inventories	(8)	(1)
Prepaid expenses and other current assets	(9)	(7)
Accounts payable and accrued liabilities	11	(16)
Other, net	1	9

Net cash used for operating activities	(55)	(14)

Cash flows from investing activities
Expenditures for property, plant and equipment	(35)	(56)
Proceeds from property and timberland disposals	3	42
Payment on acquisition, net of cash received		(26)
Notes receivable from SSCC	6	7

Net cash used for investing activities	(26)	(33)

Cash flows from financing activities
Proceeds from long-term debt		300
Net borrowings under accounts receivable securitization program	46	4
Net repayments of debt	(8)	(241)
Capital contribution from SSCC	45
Dividends paid	(4)	(4)
Deferred debt issuance costs		(3)

Net cash provided by financing activities	79	56

Increase (decrease) in cash and cash equivalents	(2)	9
Cash and cash equivalents
Beginning of period	8	5

End of period	$6	$14

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

        JSCE, Inc., hereafter referred to as the "Company," is a wholly-owned subsidiary of Smurfit-Stone Container Corporation ("SSCC"). The Company owns 100% of the equity interest in Jefferson Smurfit Corporation (U.S.) ("JSC(U.S.)") and is a guarantor of the senior indebtedness of JSC(U.S.). The Company has no other operations other than its investment in JSC(U.S.). JSC(U.S.) has operations throughout the United States.

2.     Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

3.     Stock-Based Compensation

        Employees of the Company participate in SSCC's 1998 Long-Term Incentive Plan which reserves shares of SSCC common stock for non-qualified stock options, restricted stock units and performance awards.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income as reported	$13	$19	$7	$22
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects			1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(1)	(3)	(2)

Pro forma net income	$12	$18	$5	$20

4.     Asset Retirement Obligation

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

5.     Restructuring and Exit Liabilities

        As part of the Company's continued overall strategy to rationalize operations and cut costs in response to market conditions, the Company closed four converting facilities and recorded restructuring charges of $2 million and $7 million during the three and six months ended June 30, 2004, respectively. The assets of these facilities were adjusted to their estimated net realizable value resulting in a $2 million non-cash write down. The remaining charges are primarily for severance and benefits resulting from approximately 415 employees being terminated. The net sales and operating losses of these facilities in 2004 prior to closure were $27 million and $3 million, respectively. The net sales and operating losses of these facilities in 2003 were $83 million and $5 million, respectively. The Company had $1 million of cash disbursements related to these charges for the three and six months ended June 30, 2004.

        At December 31, 2003, the Company had $24 million of exit liabilities related to the restructuring of operations. The Company had $2 million and $7 million of cash disbursements related to these exit liabilities for the three and six months ended June 30, 2004, respectively.

        The Company recorded restructuring charges of $1 million and $4 million in the three and six months ended June 30, 2003, respectively, related to the closure of two converting facilities.

6.     Long-Term Debt

        In April 2004, JSC(U.S.) obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of March 31, 2004, and for future periods through December 31, 2004. The Company expects to remain in compliance with all of the covenants in its credit agreement.

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

        The Company has certain wood chip processing contracts, entered into prior to January 1, 2003, extending from 2010 through 2012 with minimum purchase commitments. As part of the agreements, the Company guarantees the third party contractor's debt outstanding and has a security interest in the chipping equipment. At June 30, 2004, the maximum potential amount of future payments related to these guarantees is approximately $23 million and decreases ratably over the life of the contracts. Proceeds from the liquidation of the chipping equipment would be based on current market conditions and may not recover in full the guarantee payments made.

8.     Employee Benefit Plans

        The Company participates in the SSCC sponsored noncontributory defined benefit pension plans covering substantially all employees. The defined benefit plans of the Company are combined with defined benefit plans of Stone Container Corporation ("Stone").

        The Company's postretirement plans provide certain health care and life insurance benefits for all salaried as well as certain hourly employees.

        The components of net periodic benefit costs for the defined benefit plans and the components of the postretirement benefit costs are as follows:

	Three months ended June 30,						Six months ended June 30,
	Defined Benefit Plans		Postretirement Plans				Defined Benefit Plans		Postretirement Plans
	2004	2003	2004		2003		2004	2003	2004	2003
Service cost	$7	$7	$		$		$15	$13	$1	$1
Interest cost	20	21		1		2	41	41	3	3
Expected return on plan assets	(25)	(23)					(49)	(45)
Amortization of prior service cost (benefit)	2	1					3	3
Amortization of net Loss	6	5		1		1	13	10	1	1
Curtailment							2
Multi-employer plans	1

Net periodic benefit Cost	$11	$11		$2		$3	$25	$22	$5	$5

        The Company's 2004 expected contributions to its qualified defined benefit plans, non-qualified defined benefit plans and postretirement plans are not expected to be materially different from the amounts disclosed at December 31, 2003.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the "Act") was enacted. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Financial Staff Position ("FSP") 106-1, issued in January 2004, related to the Act, the Company elected to defer recognizing the effects of the Act on its accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit costs until pending authoritative guidance on the accounting for the federal subsidy is issued.

        In February 2004, the FASB proposed FSP No. FAS 106-b, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act. Under FSP No. FAS 106-b, the Company would be required to determine by the end of the first interim period beginning after June 15, 2004, whether its retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. If its plans are actuarially equivalent to Medicare Part D, the Company must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004. The Company has determined that certain of its plans are actuarially equivalent to Medicare Part D and estimates the impact of the Act would reduce its APBO as of December 31, 2003 by approximately $4 million. The Company's postretirement benefit costs would be reduced by approximately $1 million in 2004. The Company will recognize the effects of adopting the Act during the third quarter of 2004.

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

Commodity Futures Contracts

        The Company uses exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. The objective is to fix or cap the price of a portion of the Company's forecasted purchases of natural gas used in the manufacturing process. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in price of the hedged item. As of June 30, 2004, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with natural gas forecasted transactions is 30 months. For the three and six months ended June 30, 2004, the Company reclassified an immaterial amount from OCI to cost of goods sold when the hedged items were recognized. The fair value of the Company's contracts at June 30, 2004 is a $3 million gain included in other current assets. At June 30, 2004, the Company recorded an immaterial amount in cost of goods sold on commodity contracts, related to the ineffective portion of the change in fair value of certain contracts and contracts not qualifying as hedges.

        The cumulative deferred hedge is zero at June 30, 2004.

10.   Income Taxes

        In the second quarter of 2003, the Company recorded an income tax benefit of $6 million related to the resolution of certain prior year tax matters.

11.   Comprehensive Income (Loss)

        Comprehensive income (loss) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$13	$19	$7	$22
Other comprehensive income (loss), net of tax:
Net changes in fair value of hedging instruments		(1)		1
Net hedging gain reclassified into earnings		(1)		(2)

Comprehensive income	$13	$17	$7	$21

12.   Related Party Transactions

        During the three and six months ended June 30, 2004, SSCC contributed $12 million and $45 million, respectively, to the Company, resulting in increases in additional paid-in capital.

13.   Business Segment Information

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

        A summary by business segment follows:

Three months ended June 30,	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Other		Total
2004
Revenues from external customers	$566	$251	$141	$		$958
Intersegment revenues	12		34			46
Segment profit (loss)	22	13	7		(21)	21
2003
Revenues from external customers	$558	$254	$118	$		$930
Intersegment revenues	10		31			41
Segment profit (loss)	35	11	5		(24)	27
Six months ended June 30,
2004
Revenues from external customers	$1,095	$504	$266	$		$1,865
Intersegment revenues	21		65			86
Segment profit (loss)	19	25	13		(46)	11
2003
Revenues from external customers	$1,094	$510	$225	$		$1,829
Intersegment revenues	22		57			79
Segment profit (loss)	44	23	11		(41)	37

14.   Contingencies

        In November 2003, the Company reached an agreement to settle the antitrust class action cases pending against the Company which were based on allegations of a conspiracy among containerboard manufacturers in 1993-95. The Company agreed to make aggregate settlement payments of $36 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005. All of the other defendants have also entered into agreements to settle these class actions; however, most of the defendants in the class actions continue to be defendants in twelve lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. The Company recorded pretax charges of $44 million in 2003 to accrue for the class action settlement and estimated liability of the opt-out cases. The Company believes the liability for these matters was adequately reserved at June 30, 2004.

        The Company's past and present operations include activities which are subject to federal, state and local environmental requirements, particularly relating to air and water quality. The Company faces potential environmental liability as a result of violations of permit terms and similar authorizations that have occurred from time to time at its facilities. In addition, the Company faces potential liability for response costs at various sites for which it has received notice as being a potentially responsible party ("PRP") concerning hazardous substance contamination. In estimating its reserves for environmental remediation and future costs, the Company's estimated liability reflects only the Company's expected share after consideration for the number of other PRPs at each site, the identity and financial condition of such parties and experience regarding similar matters. As of June 30, 2004, the Company had approximately $12 million reserved for environmental liabilities included primarily in other long-term liabilities in the consolidated balance sheet. The Company believes the liability recorded for these matters was adequately reserved at June 30, 2004.

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

15.   Subsequent Event

        In July 2004, Stone, a wholly-owned subsidiary of SSCC, completed an offering of $200 million of 7.375% unsecured senior notes due 2014. In connection with this new offering, the Company announced its plans to merge the operations of JSC(U.S.) into Stone in the near future, principally to simplify and consolidate debt financing activities. The Company expects that JSCE, Inc. will merge with and into JSC(U.S.), with JSC(U.S.) as the surviving company, prior to the planned merger of Stone and JSC(U.S.). The Company and Stone are direct or indirect wholly-owned subsidiaries of SSCC and, therefore, the historical cost basis of the acquired entity, JSC(U.S.), will carry over into the combined entity. The planned merger will not occur unless JSC(U.S.) and Stone are able to obtain a new combined bank credit agreement that would replace their current bank credit agreements.

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

  •
  assumptions relating to cost savings expected from rationalization;

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

RESULTS OF OPERATIONS

Overview

        For the second quarter of 2004, we had net income of $13 million compared to net income of $19 million for same period of 2003.

        The second quarter results improved compared to the net loss of $6 million in the first quarter of 2004, reflecting several favorable trends. The economic recovery in the United States is having a positive effect on the packaging industry. Although markets remain highly competitive, containerboard and corrugated container prices have improved. In addition, the fundamentals for our business are improving: shipments have increased, mill operating rates were high, inventories remained lean and key costs have stabilized. Cost reduction initiatives also contributed to our improved results.

        For the six months ended June 30, 2004, we had net income of $7 million compared to net income of $22 million for the same period of 2003. The $15 million decline compared to last year was due primarily to lower pricing for corrugated containers and higher fiber cost.

Second Quarter 2004 Compared to Second Quarter 2003

	Three months ended June 30,
	2004		2003
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$566	$22	$558	$35
Consumer packaging	251	13	254	11
Reclamation	141	7	118	5

Total segment operations	$958	42	$930	51

Restructuring charges		(2)		(1)
Loss on sale of assets				(1)
Interest income from Smurfit-Stone		21		20
Interest expense		(27)		(25)
Loss on early extinguishment of debt				(2)
Corporate expenses and other (1)		(13)		(15)

Income before income taxes and cumulative effect of accounting change		$21		$27

(1)
Amounts include corporate expenses, corporate charges to segments for working capital interest and other expenses not allocated to segments.

        Consolidated net sales of $958 million in 2004 were 3% higher compared to 2003 due primarily to higher sales prices for reclaimed fiber. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Total
Sales prices and product mix	$(3)	$2	$26	$25
Sales volume	11	(5)	(3)	3

Total	$8	$(3)	$23	$28

        Cost of goods sold increased due primarily to the higher cost of reclaimed fiber ($28 million). Cost of goods sold as a percent of net sales increased from 88% in 2003 to 89% in 2004 due primarily to the higher cost of reclaimed fiber.

        Selling and administrative expenses in 2004 were comparable to 2003. Selling and administrative expenses as a percent of net sales were 8% in 2004 compared to 9% in 2003.

        We recorded restructuring charges of $2 million during the second quarter of 2004 related to the closure of three converting facilities. The charges were primarily for severance and benefits resulting from approximately 260 employees being terminated.

        Interest expense increased $2 million due to the impact of higher overall average interest rates. The overall average effective interest rate in 2004 was higher than 2003 by approximately 50 basis points.

        Provision for income taxes differed from the amount computed by applying the statutory U.S. federal tax rate to income before income taxes and cumulative effect of accounting change due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales increased by 1% due primarily to the increased demand for corrugated packaging. The price increases we announced in March and June of 2004 are taking hold, and containerboard and corrugated container prices have increased compared to the first quarter of 2004. Our prices were lower than the second quarter of 2003, however. The average domestic linerboard price decreased 2.0% compared to 2003. The average corrugated container price per thousand square feet (MSF) decreased by 2.5%. On a per ton basis, average corrugated container prices were flat compared to last year due to a reduction in basis weight. Price increases were also implemented for solid bleached sulfate (SBS), which increased the average price by 0.7% compared to 2003. Shipments of corrugated containers increased by approximately 4% compared to 2003 despite the shutdown of four converting facilities since June 2003.

        Production of containerboard was comparable to last year. Our containerboard mills operated at an average rate of 93.4% of capacity in 2004 compared to 91.8% in 2003. Production of SBS increased by 2% due primarily to the timing of maintenance shutdowns.

        Profits decreased by $13 million due primarily to the lower average sales prices and the higher costs of reclaimed fiber and employee benefits. Improvements in our mill operating rates and savings from our restructuring activities announced in the fourth quarter of 2003, partially offset the increases in costs.

Consumer Packaging Segment

        Net sales decreased by 1% in 2004 primarily as a result of lower shipments of folding cartons and flexible packaging. Shipments of folding cartons were 3% lower than last year. The decline in folding carton shipments was partially offset by the addition of Arko Paper Products, Inc., which was acquired on May 31, 2003. The coated recycled boxboard mills operated at near 100% capacity in 2004 as compared to 94.8% in 2003, but production in 2004 was 4% lower due to the permanent closure of a paper machine. The average price of folding cartons was flat compared to last year. Profits increased by $2 million as a result of the improvements in the boxboard mill operating rates and benefits from cost control efforts.

Reclamation Segment

        Net sales in 2004 increased by 19% compared to 2003 due to higher sales prices. The average price of old corrugated containers (OCC), our predominant grade of recycled fiber, was higher by approximately $20 per ton. Total tons of fiber reclaimed and brokered decreased 3% compared to last year as a result of the shutdown of a coated recycled boxboard paper machine and two of Stone Container Corporation's paper machines in the fourth quarter of 2003. Profits of the reclamation operations increased $2 million compared to last year due to higher average sales prices.

Six Months 2004 Compared to Six Months 2003

	Six months ended June 30,
	2004		2003
(In millions)	Net Sales	Profit/ (Loss)	Net Sales	Profit/ (Loss)
Containerboard and corrugated containers	$1,095	$19	$1,094	$44
Consumer packaging	504	25	510	23
Reclamation	266	13	225	11

Total segment operations	$1,865	57	$1,829	78

Restructuring charges		(7)		(4)
Loss on sale of assets				(1)
Interest income from Smurfit-Stone		41		40
Interest expense		(54)		(50)
Litigation settlement				(5)
Loss on early extinguishment of debt				(2)
Corporate expenses and other		(26)		(19)

Income before income taxes and cumulative effect of accounting change		$11		$37

        The decline in our results was due primarily to lower profits in the Containerboard and Corrugated Containers segment, primarily as a result of lower average sales prices and higher cost of fiber. Consolidated net sales of $1,865 million in 2004 were 2% higher compared to 2003 due primarily to higher sales prices for reclamation products and higher sales volume. The change in net sales for each of our segments is summarized in the chart below:

(In millions)	Container- board & Corrugated Containers	Consumer Packaging	Reclamation	Total
Sales prices and product mix	$(28)	$(1)	$48	$19
Sales volume	29	(5)	(7)	17

Total	$1	$(6)	$41	$36

        Cost of goods sold increased in 2004 due to the higher cost of reclaimed fiber ($54 million). Cost of goods sold as a percent of net sales increased from 88% in 2003 to 90% in 2004 due primarily to the higher costs of reclaimed fiber.

        Selling and administrative expenses decreased slightly in 2004 due primarily to the litigation settlement recorded in 2003. Selling and administrative expense as a percent of net sales was 9% in 2004, comparable to 2003.

        We recorded restructuring charges of $7 million in 2004 related to the closure of four converting facilities. The assets of these facilities were adjusted to the estimated net realizable value resulting in a $2 million non-cash write down. The remaining charges were primarily for severance and benefits resulting from approximately 415 employees being terminated.

        The 2004 restructuring activities are a continuation of Smurfit-Stone's restructuring strategy announced in the fourth quarter of 2003 to rationalize operations and cut costs in response to expected future market conditions. Smurfit-Stone's rationalization process, when completed, is expected to result in annual savings of approximately $140 million, a portion of which will be realized by us. Smurfit-Stone has achieved the planned reduction of 1,400 positions in its workforce and, for the six months ended June 30, 2004, has realized approximately $80 million of savings from headcount reductions, reduced fixed costs and process improvements.

        Interest expense increased $4 million due to the impact of higher overall average interest rates. The overall average effective interest rate in 2004 was higher than 2003 by approximately 50 basis points.

        Provision for income taxes differed from the amount computed by applying the statutory U.S. federal tax rate to income before income taxes and cumulative effect of accounting change due primarily to state income taxes.

Containerboard and Corrugated Containers Segment

        Net sales in 2004 were comparable to 2003. Increases in sales volumes, primarily corrugated containers, were offset by decreases in the average sales price for corrugated containers The average domestic linerboard price decreased 5.5%. The average price per MSF for corrugated containers declined 3.7%. The average price of SBS was comparable to last year. Shipments of corrugated containers increased 4% compared to 2003. The increase in shipments of corrugated containers was negatively impacted by the shutdown of five operating facilities since January 2003.

        Production of containerboard increased 2.6%. Our containerboard mills operated at an average rate of 89.4% of capacity in 2004 compared to 86.5% in 2003. Production of SBS decreased by 7% due primarily to the timing of maintenance shutdowns.

        Profits decreased by $25 million due primarily to lower average sales prices and higher costs of reclaimed fiber and employee benefits. Improvements in our mill operating rates and savings from our restructuring activities, partially offset the lower average sales prices and the increases in costs.

Consumer Packaging Segment

        Net sales declined by 1% due primarily to lower sales volumes for folding cartons, coated recycled boxboard, laminated products and flexible packaging. The coated recycled boxboard mills operated at an average rate of 100% of capacity in 2004 as compared to 95.4% in 2003, but production of coated recycled boxboard in 2004 was 4% lower due to the permanent closure of a paper machine. Shipments of laminated products declined as a result of a plant sale. The average price for folding cartons was 1% lower compared to last year. Profits increased by $2 million as a result of the improvements in the boxboard mill operating rates and benefits from cost control efforts.

Reclamation Segment

        Net sales in 2004 increased by 18% compared to 2003 due primarily to higher sales prices. The average price of OCC increased approximately $25 per ton compared to last year. Total tons of fiber reclaimed and brokered decreased 3% compared to last year as a result of the shutdown of a coated recycled boxboard paper machine and two of Stone Container's paper machines in the fourth quarter of 2003. Profits of the reclamation operations increased $2 million compared to last year due to the higher average sales prices.

Statistical Data

	Three months ended June 30,		Six months ended June 30,
(In thousands of tons, except as noted)
	2004	2003	2004	2003
Mill production:
Containerboard	539	537	1,032	1,006
Solid bleached sulfate	48	47	88	95
Coated recycled boxboard	140	146	281	293
Corrugated containers sold (billion sq. ft.)	7.9	7.6	15.6	15.0
Folding cartons sold	124	128	252	257
Fiber reclaimed and brokered	1,609	1,655	3,225	3,333

LIQUIDITY AND CAPITAL RESOURCES

        The following table summarizes our cash flows for the six months ended June 30,:

(In millions)	2004	2003
Net cash provided by (used for):
Operating activities	$(55)	$(14)
Investing activities	(26)	(33)
Financing activities	79	56

Net increase (decrease) in cash	$(2)	$9

Net Cash Used For Operating Activities

        Net cash used for operating activities for the six months ended June 30, 2004 was $55 million. The decrease of $41 million compared to 2003 was due primarily to lower segment profits and higher working capital levels. Segment profits declined due primarily as a result of lower average selling prices for corrugated containers and higher costs of fiber. Working capital increased $62 million in the first six months of 2004, as compared to an increase of $54 million for the same period last year. The higher level of working capital was primarily the result of an increase in accounts receivable, which was impacted by the increases in product pricing.

Net Cash Used For Investing Activities

        Net cash used for investing activities was $26 million for the six months ended June 30, 2004. Expenditures for property, plant and equipment were $35 million in 2004 compared to $56 million in 2003. The $35 million expended for property, plant and equipment included $3 million for environmental projects and $32 million for upgrades, modernization and expansion. Last year also included a $26 million payment for the Arko Paper Products, Inc. acquisition.

Net Cash Provided By Financing Activities

        Net cash provided by financing activities for the six months ended June 30, 2004 was $79 million, including net borrowings of $38 million and capital contributions from Smurfit-Stone totaling $45 million. The cash provided by financing activities was used to fund operating and investing activities.

        On April 21, 2004, Jefferson Smurfit Corporation (U.S.) (JSC(U.S.)) obtained an amendment from its lender group easing certain financial covenant requirements under its bank credit agreement as of March 31, 2004 and for future periods through December 31, 2004. We expect to remain in compliance with all of the financial covenants contained in the JSC(U.S.) credit agreement.

        In July 2004, Stone Container Corporation, a wholly-owned subsidiary of Smurfit-Stone, completed an offering of $200 million of 7.375% unsecured senior notes due 2014. In connection with this new offering, we announced our plans to merge the operations of JSC(U.S.) into Stone Container in the near future, principally to simplify and consolidate debt financing activities. JSCE, Inc. will merge with and into JSC(U.S.), with JSC(U.S.) as the surviving company, prior to the proposed merger of Stone Container and JSC(U.S.). JSCE, Inc. and Stone Container are direct or indirect wholly-owned subsidiaries of

Smurfit-Stone and, therefore, the historical cost basis of the acquired entity, JSC(U.S.), will carry into the combined entity. The planned merger will not occur unless we are able to obtain a new combined bank credit agreement that would replace the current bank credit agreements of Stone Container and JSC(U.S.).

        The obligations under the JSC(U.S.) credit agreement are unconditionally guaranteed by JSCE, Smurfit-Stone and material subsidiaries of JSC(U.S.). The obligations under the JSC(U.S.) credit agreement are secured by a security interest in substantially all of the assets of JSC(U.S.) and its material subsidiaries, a pledge of all of the capital stock of JSCE, JSC(U.S.) and the material U.S. subsidiaries of JSC(U.S.) and a pledge of 65% of the capital stock of certain foreign subsidiaries of JSC(U.S.). The security interest under the JSC(U.S.) credit agreement excludes certain trade receivables and proceeds thereof.

        The JSC(U.S.) credit agreement contains various covenants and restrictions including, among other things, (i) limitations on dividends, redemptions and repurchases of capital stock, (ii) limitations on the incurrence of indebtedness, liens, leases and sale-leaseback transactions, (iii) limitations on capital expenditures and (iv) maintenance of certain financial covenants. The JSC(U.S.) credit agreement also requires prepayments of the term loans from excess cash flows, as defined, and proceeds from certain asset sales, insurance and incurrence of certain indebtedness. These restrictions, together with our highly leveraged position, could restrict our corporate activities, including our ability to respond to market conditions, to provide for unanticipated capital expenditures or to take advantage of business opportunities.

Future Cash Flows

        Scheduled debt payments, including capital lease payments, for the remainder of 2004 and for 2005 total $225 million and $212 million, respectively. JSC(U.S.)'s Accounts Receivable Securitization Program, which has an outstanding balance of $223 million at June 30, 2004, expires in December 2004. JSC(U.S.) intends to enter into a new accounts receivable program during 2004 to refinance this debt. JSC(U.S.)'s revolving credit facility matures in 2005. Smurfit-Stone is currently evaluating refinancing alternatives, including a new combined bank credit agreement that would replace the current bank credit agreements of Stone Container and JSC(U.S.). Also, we will continue to pursue opportunities to reduce interest costs by refinancing certain of JSC(U.S.)'s debt obligations. JSC(U.S.) has historically had good access to capital markets and expects to be able to repay or refinance its debt maturities on or before the maturity dates. Although JSC(U.S.) believes it will have access to the capital markets in the future, these markets are volatile and JSC(U.S.) cannot predict the condition of the markets or the timing of any related transactions. Access to the capital markets may be limited or unavailable due to an unpredictable material adverse event unrelated to our operational or financial performance. In such event, JSC(U.S.) would explore additional options such as the sale or monetization of assets.

        As of June 30, 2004, we had authorized commitments for capital expenditures of approximately $61 million. We intend to hold capital expenditures for 2004 to approximately $79 million.

        We recorded restructuring charges of $7 million in 2004, which included $5 million for exit liabilities. The exit liabilities were principally for severance cost and will be paid in 2004. During the six months ended June 30, 2004, we incurred cash expenditures of $1 million for these exit liabilities.

        As of December 31, 2003, we had $24 million of exit liabilities related to the November 1998 Smurfit-Stone merger, the acquisition of the Stevenson mill and related assets and other restructuring activities. During the six months ended June 30, 2004, we incurred cash expenditures of approximately $7 million for these exit liabilities. The remaining cash expenditures in connection with our restructuring activities will continue to be funded through operations as originally planned.

        As described in our 2003 Annual Report on Form 10-K, our pension obligations exceeded the fair value of pension plan assets by $335 million as of December 31, 2003. For the six months ended June 30, 2004, we contributed $68 million to the pension plans, and expect to contribute a total of approximately $70 million in 2004. Future contributions to our pension and other postretirement plans will be dependent upon future changes in discount rates and the earnings performance of our plan assets.

        We expect an improvement in our profitability and cash flow from operations for the remainder of 2004. As of June 30, 2004, JSC(U.S.) had $290 million of unused borrowing capacity under its bank credit facility. We expect these cash sources and our anticipated financing activities will be sufficient for the next several years to meet our obligations and commitments, including debt service, pension funding, the litigation settlement, severance costs and other rationalization expenditures, expenditures related to environmental compliance and other capital expenditures.

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

        In February 2004, the FASB proposed FSP No. FAS 106-b, which provides guidance on the accounting for the effects of the Act and also requires employers to provide certain disclosures provided by the Act. Under FSP No. FAS 106-b, we would be required to determine by the end of the first interim period beginning after June 15, 2004, whether our retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. If our plans are actuarially equivalent to Medicare Part D, we must reflect the value of the subsidy in the APBO, service cost and amortization of gains and losses, retroactive to January 1, 2004. We have determined that certain of our plans are actuarially equivalent to Medicare Part D and estimate the impact of the Act would reduce our APBO as of December 31, 2003 by approximately $4 million. Our postretirement benefit costs would be reduced by approximately $1 million in 2004. We will recognize the effects of adopting the Act during the third quarter of 2004.

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

Commodity Price Risk

        We periodically enter into exchange traded futures and other derivative contracts to manage fluctuations in cash flows resulting from commodity price risk in the procurement of natural gas. As of June 30, 2004, we had futures contracts to hedge up to 50% of our expected natural gas requirements through December 2005. Our objective is to fix or cap the price of a portion of our forecasted purchases of natural gas used in the manufacturing process. The changes in energy cost described in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" above include the impact of the natural gas futures contracts. See Note 9 of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        Our earnings and cash flows are significantly affected by the amount of interest on our indebtedness. Our objective is to protect JSCE, Inc. from interest rate volatility and reduce or cap interest expense within acceptable levels of market risk. We may periodically enter into interest rate swaps, caps or options to hedge interest rate exposure and manage risk within company policy. Any derivative would be specific to the debt instrument, contract or transaction, which would determine the specifics of the hedge. There were no interest rate derivatives outstanding at June 30, 2004.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 1998, seven putative class action complaints were filed in the United States District Court for the Northern District of Illinois and in the United States District Court for the Eastern District of Pennsylvania. These complaints alleged that Stone Container reached agreements in restraint of trade that affected the manufacture, sale and pricing of corrugated products in violation of antitrust laws. The complaints were amended to name several other defendants, including JSC(U.S.) and Smurfit-Stone. The suits sought an unspecified amount of damages arising out of the sale of corrugated products for a period during 1993-95. The complaints were transferred to and consolidated in the United States District Court for the Eastern District of Pennsylvania, which certified two plaintiff classes. In November 2003, Smurfit-Stone reached an agreement to settle the antitrust class action cases pending against Smurfit-Stone, Stone Container and JSC(U.S.). JSC(U.S.) will make a settlement payment of $36 million, one-half of which was paid in December 2003 and the remainder of which will be paid in January 2005. All of the other defendants have also entered into agreements to settle these class actions; however, all of the defendants in the class actions continue to be defendants in 12 lawsuits brought on behalf of numerous parties that have opted out of the class actions to seek their own recovery. All of these cases have been transferred to the same United States District Court for the Eastern District of Pennsylvania for pretrial proceedings. We continue to vigorously defend these opt-out cases. We believe our liability for these matters was adequately reserved at June 30, 2004.

ITEM 2.    CHANGES IN SECURITIES

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)
The following exhibits are included in this Form 10-Q:

10.1	Smurfit-Stone Container Corporation (SSCC) 2004 Long Term Incentive Plan (incorporated by reference to Appendix I to SSCC's Proxy Statement dated as of April 5, 2004).
10.2	First Amendment of the SSCC 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.3
Amendment, dated June 1, 2004, of Restricted Stock Unit Agreement by and between SSCC and Patrick J. Moore (incorporated by reference to Exhibit 10.2 to SSCC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
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
b)
Reports on Form 8-K:

        Form 8-K dated July 14, 2004 was furnished with the Securities and Exchange Commission in connection with the announcement that JSCE, Inc. expects to merge its operations with the operations of Stone Container Corporation in the near future.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JSCE, Inc. (Registrant)
Date: August 6, 2004	/s/ PAUL K. KAUFMANN Paul K. Kaufmann Vice President and Corporate Controller (Principal Accounting Officer)

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